Form 10-Q
period 2017-03-31
Matlin & Partners Acquisition Corp
filed 2017-05-09
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38025

MATLIN & PARTNERS ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-1847117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

585 Weed Street New Canaan, CT	06840
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 864-3144

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller	Smaller reporting company	☐
	reporting company)	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 9, 2017, there were 32,500,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A common stock”) and 8,125,000 shares of the Company’s Class F common stock, par value $0.0001 (the “Class F common stock”) issued and outstanding.

MATLIN & PARTNERS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$1,074,139	$65,620
Prepaid expenses	115,832	-
Deferred offering costs	-	154,380
Total current assets	1,189,971	220,000
Investments and cash held in trust account	325,074,631	-
Total assets	$326,264,602	$220,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$94,350	$-
Note payable	-	200,000
Total current liabilities	94,350	200,000
Deferred underwriting commissions	10,250,000	-
Total liabilities	10,344,350	200,000

Class A common stock subject to possible redemption; $0.0001 par value; 31,092,025 shares (at redemption value of $10.00 per share) as of March 31, 2017	310,920,250	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 90,000,000 shares authorized, 1,407,975 shares issued and outstanding (excluding 31,092,025 shares subject to possible redemption) as of March 31, 2017 and none issued or outstanding as of December 31, 2016	141	-
Class F common stock, $0.0001 par value, 10,000,000 shares authorized, 8,125,000 and 8,625,000 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	813	863
Additional paid-in-capital	5,029,327	24,137
Accumulated deficit	(30,279)	(5,000)
Total stockholders' equity	5,000,002	20,000
Total liabilities and stockholders' equity	$326,264,602	$220,000

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Audited)
Revenues	$-	$-
General and administrative expenses	(99,910)	(5,000)
Loss from operations	(99,910)	(5,000)
Interest income	74,631	-
Net loss	$(25,279)	$(5,000)

Weighted average number of shares outstanding:
Basic and diluted	8,796,089	7,187,500

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	-	$-	8,625,000	$863	$24,137	$(5,000)	$20,000
Sale of Class A common stock to public	32,500,000	3,250	-	-	324,996,750	-	325,000,000
Forfeiture of Class F common stock to Sponsor	-	-	(500,000)	(50)	50	-	-
Sale of 15,500,000 Private Placement Warrants	-	-	-	-	7,750,000	-	7,750,000
Offering costs	-	-	-	-	(16,824,469)	-	(16,824,469)
Class A common stock subject to possible redemption	(31,092,025)	(3,109)	-	-	(310,917,141)	-	(310,920,250)
Net loss	-	-	-	-	-	(25,279)	(25,279)
Balance at March 31, 2017	1,407,975	$141	8,125,000	$813	$5,029,327	$(30,279)	$5,000,002

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three Month Ended March 31,
	2017	2016
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net loss	$(25,279)	$(5,000)
Changes in prepaid expenses	(115,832)	5,000
Changes in accounts payable and accrued expenses	94,350	-
Net cash used by operating activities	(46,761)	-

Cash flows from investing activities:
Cash deposited in Trust Account	(325,000,000)	-
Interest earned in Trust Account	(74,631)	-
Net cash used by investing activities	(325,074,631)	-

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	325,000,000	-
Proceeds from sale of Class F common stock to the Sponsor	-	25,000
Proceeds from sale of Private Placement Warrants	7,750,000	-
Note payable borrowings and advance	75,000	100,000
Note payable payment	(275,000)	-
Payment of offering costs	(6,420,089)	(37,500)
Net cash provided by financing activities	326,129,911	87,500

Increase in cash	1,008,519	87,500
Cash at beginning of period	65,620	-
Cash at end of period	$1,074,139	$87,500

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$-	$5,000
Deferred underwriting commissions	$10,250,000	$-

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Description of Organization and Business Operations

Organization and General

Matlin & Partners Acquisition Corporation (the “we”, “us”, “our” or “Company”), was incorporated as a blank check company in Delaware on March 10, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses or assets that the Company has not yet identified (the “Initial Business Combination”).

From March 10, 2016 (inception) through March 15, 2017, the Company’s efforts were limited to organizational activities and activities relating to its initial public offering (“Public Offering”) described below, and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering and investment securities purchased with such proceeds.

Sponsor and Financing

The Company’s sponsor is MP Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on March 9, 2017. On March 15, 2017, the Company consummated the Public Offering of 32,500,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which includes a partial exercise by Cantor Fitzgerald & Co., the sole underwriter for the Public Offering (the “Underwriter”) of its over-allotment option in the amount of 2,500,000 Units at $10.00 per Unit, generating gross proceeds of $325,000,000, which is described in Note 3.

Simultaneously with the closing of the Public Offering and the sale of the Units, the Company consummated a private placement (“Private Placement”) of an aggregate of 15,500,000 warrants (“Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, to the Sponsor and the Underwriter, generating gross proceeds of $7,750,000, which is described in Note 4.

Transaction costs amounted to $16,824,469, consisting of $6,000,000 of underwriting fees, $10,250,000 of deferred underwriting commissions (which are held in the Trust Account (defined below)) and $574,469 of Public Offering costs. As described in Note 7, the $10,250,000 of deferred underwriting commissions are contingent upon the consummation of an Initial Business Combination by March 15, 2019.

The Trust Account

Following the closing of the Public Offering on March 15, 2017, an amount of $325,000,000 from the net proceeds of the Public Offering and the Private Placement was placed in a trust account (“Trust Account”). The proceeds held in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the Initial Business Combination, or (ii) the distribution of the Trust Account, as described below, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering (the “Combination Period”) or upon any earlier liquidation of the Company. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of its Public Shares if it does not complete the Initial Business Combination within the Combination Period; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating the Initial Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with the Initial Business Combination. There is no assurance that the Company will be able to successfully affect an Initial Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The Company will proceed with an Initial Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an Initial Business Combination, the Company’s directors, officers and the Sponsor have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares they may acquire during or after this offering in favor of approving an Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete a Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights with respect to the Company’s Warrants (as defined in Note 3) in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company’s directors and officers and the Sponsor have agreed (i) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Initial Business Combination, and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Initial Business Combination within the Combination Period). The Underwriter also agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate the Initial Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company seeks to have all vendors, service providers, prospective target businesses or other entities it engages execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Initial Business Combination and it does not conduct redemptions in connection with its Initial Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against an Initial Business Combination.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC dated March 9, 2017 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on March 21, 2017.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the periods. At March 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of the balance sheet in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $16,824,469 (including an underwriting fee of $6,000,000 and deferred underwriting commissions of $10,250,000), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering on March 15, 2017.

Redeemable Class A Common Stock

As discussed in Note 1, all of the 32,500,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A common stock under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at March 31, 2017, 31,092,025 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At March 31, 2017 and December 31, 2016, the Company had no material deferred tax assets.

Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the Private Placement of $325,000,000 which were invested in a money market instrument that invests in United States treasury obligations with original maturities of six months or less and can only be used by the Company in connection with the consummation of an Initial Business Combination.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Public Offering, the Company sold 32,500,000 Units, including a partial exercise of the Underwriter’s over-allotment option of 2,500,000 Units. The Units were sold at an offering price of $10 per Unit, generating gross proceeds of $325,000,000. As a result of the Underwriter’s partial exercise of the over-allotment option, the Sponsor forfeited 500,000 shares of Class F common stock (see Note 4).

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value per share, and one warrant (“Warrant”). Each Warrant entitles the holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 per whole share). Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

Note 4 — Related Party Transactions

Private Placement Warrants

Simultaneously with the Public Offering, the Sponsor and the Underwriter purchased an aggregate of 15,500,000 Private Placement Warrants (14,500,000 Private Placement Warrants by the Sponsor and 1,000,000 Private Placement Warrants by the Underwriter) at a price of $0.50 per Private Placement Warrant, generating total proceeds of $7,750,000. Each Private Placement Warrant is exercisable for one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per whole share). A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Initial Business Combination such that at the closing of the Public Offering $325 million was held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, then the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants issued to the Sponsor and the Underwriter will expire worthless.

The Private Placement Warrants are not transferrable, assignable or salable until 30 days after the completion of the Initial Business Combination and the Private Placement Warrants are non-redeemable so long as they are held by the Sponsor, the Underwriter or their permitted transferees. The Private Placement Warrants may be exercised for cash or on a cashless basis. If the Private Placement Warrants are held by someone other than the Sponsor, the Underwriter or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the Warrants underlying the Units issued in the Public Offering. In addition, for as long as the Private Placement Warrants are held by the Sponsor or the Underwriter or its designees or affiliates, they may not be exercised after March 9, 2022. Otherwise, the Private Placement Warrants have terms and provisions that are identical to the Warrants underlying the Units issued in the Public Offering including as to exercise price, exercisability and exercise period.

Founder Shares

On March 31, 2016, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class F common stock, $0.0001 par value, for $25,000 or $0.004 per share. In May 2016, the Company effectuated a 1.2-for-1 stock split in the form of a dividend, resulting in an aggregate of 8,625,000 Founder Shares outstanding, including an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the Underwriter’s over-allotment was not exercised in full, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Public Offering. As a result of the Underwriter’s election to exercise its over-allotment option to purchase 2,500,000 Units on March 15, 2017 and waiver of the remainder of its over-allotment option, 625,000 Founder Shares were no longer subject to forfeiture and 500,000 Founder Shares were forfeited. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of the Class F common stock and holders of the Class A common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier of (i) one year after the completion of the Initial Business Combination; and (ii) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the Initial Business Combination that results in all the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Public Shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the Initial Business Combination, the Founder Shares will be released from the lock up.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the working capital loans) are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

Prior to the closing of the Public Offering, the Sponsor had made $275,000 in loans and advances to the Company. The loans and advances were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Public Offering. The loans and advances of $275,000 were fully repaid upon the consummation of the Public Offering on March 15, 2017.

Note 5 — Investments and Cash Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $325,000,000 was placed in the Trust Account. At March 31, 2017, the Company’s Trust Account consisted of $597 of cash and $325,074,034 in investment securities, with investment securities consisting only of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$325,074,034	$325,074,034	$-	$-
Total	$325,074,034	$325,074,034	$-	$-

Note 7 — Deferred Underwriting Commissions

The Underwriter was paid a cash underwriting fee of two percent (2.0%) of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, or $6,000,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $10,250,000 consisting of (i) three percent (3.0%) of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) five percent (5.0%) of the gross proceeds of the Units sold in the Public Offering pursuant to the overallotment option. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such a business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the business combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each common share. At March 31, 2017, there were 32,500,000 shares of Class A common stock (of which 31,092,025 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock issued and outstanding. At December 31, 2016, there were no shares of Class A common stock issued and outstanding and 8,625,000 shares of Class F common stock were issued and outstanding.

Warrants —Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC and within 60 business days after the closing of an Initial Business Combination, have an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the foregoing, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require the warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

The Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants): (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and (iv) if, and only if, the last reported sale price of our Class A common stock equals or exceeds $24.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company send the notice of redemption to the warrants holders.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis”. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References to the "Company," "us," “our” or "we" refer Matlin & Partners Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or the Company's management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation on March 10, 2016 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of our Public Offering and the Private Placement of warrants that occurred simultaneously with the consummation of the Public Offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class F common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class F common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at March 31, 2017, we had $1,074,139 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2017, we had a net loss of $25,279. Our entire activity through March 31, 2017, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on March 15, 2017, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $275,000 of loans and advances by the Sponsor. The $275,000 loans and advances were non-interest bearing and were paid in full on March 15, 2017 in connection with closing of the Public Offering.

On March 15, 2017, we consummated our Public Offering in which we sold 32,500,000 Units at a price of $10.00 per Unit (including the partial exercise of the Underwriter’s overallotment option) generating gross proceeds of $325,000,000 before underwriting fees and expenses. The Sponsor and the Underwriter purchased an aggregate of 15,500,000 Private Placement Warrants (14,500,000 of Private Placement Warrants by the Sponsor and 1,000,000 of Private Placement Warrants by the Underwriter) at a price of $0.50 per Private Placement Warrant in a Private Placement that occurred simultaneously with the Public Offering. In connection with the Public Offering, we incurred offering costs of $16,824,469 (including an underwriting fee of $6,000,000 and deferred underwriting commissions of $10,250,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. A total of $325,000,000 of the net proceeds from the Public Offering and the Private Placement were deposited in the Trust Account established for the benefit of our public stockholders.

As of March 31, 2017, we have available to us $1,074,139 of cash on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business, legal and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of March 31, 2017, we also had $74,631 in interest income available from our investments in the Trust Account to pay for our income tax obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Other than as set forth above, the terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or certain of our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect that we have sufficient resources subsequent to our Public Offering to fund our operations through March 15, 2019. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At March 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Underwriter was paid a cash underwriting fee of 2% of gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, or $6,000,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $10,250,000 consisting of (i) 3% of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) 5% of the gross proceeds of the Units sold in the Public Offering pursuant to the overallotment option. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the periods. At March 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs were $16,824,469 (including an underwriting fee of $6,000,000 and deferred underwriting commissions of $10,250,000), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering on March 15, 2017.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At March 31, 2017 and December 31, 2016, the Company had no material deferred tax assets.

Redeemable Class A Common Stock

All of the 32,500,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of Class A common stock under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at March 31, 2017, 31,092,025 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2017, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on March 10, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on March 9, 2017 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Sponsor and the Underwriter purchased an aggregate of 15,500,000 Private Placement Warrants (14,500,000 Private Placement Warrants by the Sponsor and 1,000,000 Private Placement Warrants by the Underwriter) at a price of $0.50 per warrant in a private placement that occurred simultaneously with the closing of the Public Offering. Each Private Placement Warrant is exercisable for one-half of one share of the Company’s Class A common stock at a price of $5.75 per half share ($11.50 per whole share). The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in our Public Offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, the Underwriter or its permitted transferees. The Private Placement Warrants are not transferrable, assignable or salable until 30 days after the completion of the Initial Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 15, 2017, the Company consummated its Public Offering in which it sold 32,500,000 Units (including a partial exercise of the Underwriter’s overallotment option), with each Unit consisting of one share of Class A common stock and one warrant to purchase one-half of one share of Class A common stock at a price of $5.75 per half share ($11.50 per whole share). The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $325,000,000, including the sale of an aggregate of 2,500,000 Units to cover over-allotments. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-216076). The SEC declared the registration statement effective on March 9, 2017.

In connection with the Public Offering, the Company incurred offering costs of $16,824,469 (including an underwriting fee of $6,000,000 and deferred underwriting commissions of $10,250,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $275,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of June 30, 2017 or the completion of the Public Offering. The loans and advances of $275,000 were fully repaid upon the consummation of the Public Offering on March 15, 2017.

After deducting the underwriting fee (excluding the deferred underwriting commission of $10,250,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Private Placement Warrants was approximately $326,114,139 of which $325,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,114,139 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of March 31, 2017, cash held outside the Trust Account was $1,074,139. The net proceeds of the Public Offering and the sale of the Private Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATLIN & PARTNERS ACQUISITION CORPORATION

Dated: May 9, 2017	/s/ David J. Matlin
Name: David J. Matlin Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	/s/ Rui Gao
Name: Rui Gao Title: Chief Financial Officer (Principal Financial and Accounting Officer)

