Form 10-Q
period 2017-06-30
Matlin & Partners Acquisition Corp
filed 2017-08-04
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 4, 2017, there were 32,500,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A common stock”) and 8,125,000 shares of the Company’s Class F common stock, par value $0.0001 (the “Class F common stock”) issued and outstanding.

MATLIN & PARTNERS ACQUISITION CORPORATION

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	2
	Condensed Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016 (Audited)	2
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2017 (Unaudited) and Three Months Ended June 30, 2016 (Unaudited) and Period from March 10, 2016 (inception) through June 30, 2016 (Unaudited)	3
	Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2017 (Unaudited)	4
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2017 (Unaudited) and for the Period from March 10, 2016 (inception) through June 30, 2016 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$955,219	$65,620
Prepaid expenses	100,923	-
Deferred offering costs	-	154,380
Total current assets	1,056,142	220,000
Investments and cash held in trust account	325,710,873	-
Total assets	$326,767,015	$220,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$91,333	$-
Franchise taxes payable	100,000	-
Income taxes payable	207,697	-
Due to affiliate	75,211	-
Note payable	-	200,000
Total current liabilities	474,241	200,000
Deferred underwriting commissions	10,250,000	-
Total liabilities	10,724,241	200,000

Class A common stock subject to possible redemption; $0.0001 par value; 31,104,277 shares (at redemption value of $10.00 per share) as of June 30, 2017 and none issued or outstanding as of December 31, 2016	311,042,770	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 90,000,000 shares authorized, 1,395,723 shares issued and outstanding (excluding 31,104,277 shares subject to possible redemption) as of June 30, 2017 and none issued or outstanding as of December 31, 2016	140	-
Class F common stock, $0.0001 par value, 10,000,000 shares authorized, 8,125,000 and 8,625,000 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	813	863
Additional paid-in-capital	4,906,808	24,137
Retained earnings (accumulated deficit)	92,243	(5,000)
Total stockholders' equity	5,000,004	20,000
Total liabilities and stockholders' equity	$326,767,015	$220,000

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,	Period from March 10, 2016 (inception) through June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-
General and administrative expenses	(306,023)	-	(405,933)	(5,000)
Loss from operations	(306,023)	-	(405,933)	(5,000)
Interest income	636,242	-	710,873	-
Income before income taxes	330,219	-	304,940	-
Provision for income taxes	207,697	-	207,697	-
Net income (loss)	$122,522	$-	$97,243	$(5,000)

Weighted average number of shares outstanding:
Basic(1)	9,532,840	7,866,758	9,166,500	7,734,513
Diluted	40,625,000	7,866,758	27,718,923	7,734,513

Net income (loss) per common share:
Basic	$0.01	$(0.00)	$0.01	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

See accompanying notes to condensed financial statements.

(1)	This number excludes an aggregate of up to 31,104,277 shares subject to possible redemption on June 30, 2017.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2017

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2016	-	$-	8,625,000	$863	$24,137	$(5,000)	$20,000
Sale of Class A common stock to public	32,500,000	3,250	-	-	324,996,750	-	325,000,000
Forfeiture of Class F common stock to Sponsor	-	-	(500,000)	(50)	50	-	-
Sale of 15,500,000 Private Placement Warrants	-	-	-	-	7,750,000	-	7,750,000
Offering costs	-	-	-	-	(16,824,469)	-	(16,824,469)
Class A common stock subject to possible redemption	(31,104,277)	(3,110)	-	-	(311,039,660)	-	(311,042,770)
Net income	-	-	-	-	-	97,243	97,243
Balance at June 30, 2017	1,395,723	$140	8,125,000	$813	$4,906,808	$92,243	$5,000,004

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended	Period from March 10, 2016 (inception) through
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$97,243	$(5,000)
Changes in prepaid expenses	(100,923)	5,000
Changes in accounts payable and accrued expenses	91,333	-
Changes in due to affiliate	75,211	-
Changes in franchise taxes payable	100,000	-
Changes in income taxes payable	207,697	-
Interest earned in Trust Account	(710,873)	-
Net cash used in operating activities	(240,312)	-

Cash flows from investing activities:
Cash deposited in Trust Account	(325,000,000)	-
Net cash used in investing activities	(325,000,000)	-

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	325,000,000	-
Proceeds from sale of Class F common stock to the Sponsor	-	25,000
Proceeds from sale of Private Placement Warrants	7,750,000	-
Note payable borrowings and advance	75,000	200,000
Note payable payment	(275,000)	-
Payment of offering costs	(6,420,089)	(151,750)
Net cash provided by financing activities	326,129,911	73,250

Increase in cash	889,599	73,250
Cash at beginning of period	65,620	-
Cash at end of period	$955,219	$73,250

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$10,250,000	$-

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,104,277 shares of Class A common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the Trust Account. Due to a loss during the period ended June 30, 2016, diluted loss per common share is the same as basic loss per common share. At June 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Use of Estimates

The preparation of the balance sheets in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at June 30, 2017, 31,104,277 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At June 30, 2017 and December 31, 2016, the Company had no material deferred tax assets.

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

 Related Party Transactions

 Prior to the closing of the Public Offering, the Sponsor had made $275,000 in loans and advances to the Company. The loans and advances were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Public Offering. The loans and advances of $275,000 were fully repaid upon the consummation of the Public Offering on March 15, 2017.

The Company has a due to affiliate balance of $75,211 as of June 30, 2017 for expenses paid by the Sponsor and its affiliate on behalf of the Company.

 Note 5 — Investments and Cash Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $325,000,000 was placed in the Trust Account. At June 30, 2017, the Company’s Trust Account consisted of $597 of cash and $325,710,276 in investment securities, with investment securities consisting only of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$325,710,276	$325,710,276	$-	$-
Total	$325,710,276	$325,710,276	$-	$-

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such a business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the business combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each common share. At June 30, 2017, there were 32,500,000 shares of Class A common stock (of which 31,104,277 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock issued and outstanding. At December 31, 2016, there were no shares of Class A common stock issued and outstanding and 8,625,000 shares of Class F common stock were issued and outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination.

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

 As indicated in the accompanying financial statements, at June 30, 2017, we had $955,219 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the three and six months ended June 30, 2017, we had a net income of $122,522 and $97,243, respectively. Our entire activity through June 30, 2017, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on March 15, 2017, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

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

 As of June 30, 2017, we have available to us $955,219 of cash on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business, legal and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of June 30, 2017, we also had $710,873 in interest income available from our investments in the Trust Account to pay for our income tax obligations.

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

Contractual Obligations

At June 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,104,277 shares of Class A common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the Trust Account. Due to a loss during the period ended June 30, 2016, diluted loss per common share is the same as basic loss per common share. At June 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At June 30, 2017 and December 31, 2016, the Company had no material deferred tax assets.

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

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at June 30, 2017, 31,104,277 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2017, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on March 10, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on March 9, 2017 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATLIN & PARTNERS ACQUISITION CORPORATION

Dated: August 4, 2017	/s/ David J. Matlin
Name: David J. Matlin
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2017	/s/ Rui Gao
Name: Rui Gao
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

