Form 10-Q
period 2017-09-30
Matlin & Partners Acquisition Corp
filed 2017-11-03
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 32,500,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A common stock”) and 8,125,000 shares of the Company’s Class F common stock, par value $0.0001 (the “Class F common stock”) issued and outstanding.

MATLIN & PARTNERS ACQUISITION CORPORATION

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:
Item 1.	Financial Statements:	2
	Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	2
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2017 (Unaudited) and Three Months Ended September 30, 2016 (Unaudited) and Period from March 10, 2016 (inception) through September 30, 2016 (Unaudited)	3
	Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2017 (Unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2017 (Unaudited) and for the Period from March 10, 2016 (inception) through September 30, 2016 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$853,555	$65,620
Prepaid expenses	153,639	-
Deferred offering costs	-	154,380
Total current assets	1,007,194	220,000
Investments and cash held in trust account	325,829,443	-
Total assets	$326,836,637	$220,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$187,502	$-
Due to affiliate	71,034	-
Note payable	-	200,000
Total current liabilities	258,536	200,000
Deferred underwriting commissions	10,250,000	-
Total liabilities	10,508,536	200,000

Class A common stock subject to possible redemption; $0.0001 par value; 31,132,810 shares (at redemption value of $10.00 per share) as of September 30, 2017 and none issued or outstanding as of December 31, 2016	311,328,100	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 90,000,000 shares authorized, 1,367,190 shares issued and outstanding (excluding 31,132,810 shares subject to possible redemption) as of September 30, 2017 and none issued or outstanding as of December 31, 2016	137	-
Class F common stock, $0.0001 par value, 10,000,000 shares authorized, 8,125,000 and 8,625,000 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	813	863
Additional paid-in-capital	4,621,481	24,137
Retained earnings (accumulated deficit)	377,570	(5,000)
Total stockholders' equity	5,000,0001	20,000
Total liabilities and stockholders' equity	$326,836,637	$220,000

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from March 10, 2016 (inception) through September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-
General and administrative expenses	(258,729)	-	(664,662)	(5,000)
Loss from operations	(258,729)	-	(664,662)	(5,000)
Interest income	798,570	-	1,509,443	-
Income before income taxes	539,841	-	844,781	-
Provision for income taxes	254,514	-	462,211	-
Net income (loss)	$285,327	$-	$382,570	$(5,000)

Weighted average number of shares outstanding:
Basic(1)	9,520,413	8,625,000	9,285,767	8,134,146
Diluted	40,625,000	8,625,000	32,068,223	8,134,146

Net income (loss) per common share:
Basic	$0.03	$(0.00)	$0.04	$(0.00)
Diluted	$0.01	$(0.00)	$0.01	$(0.00)

See accompanying notes to condensed financial statements.

(1)	This number excludes an aggregate of up to 31,132,810 shares subject to possible redemption on September 30, 2017.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2017

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2016	-	$-	8,625,000	$863	$24,137	$(5,000)	$20,000
Sale of Class A common stock to public	32,500,000	3,250	-	-	324,996,750	-	325,000,000
Forfeiture of Class F common stock to Sponsor	-	-	(500,000)	(50)	50	-	-
Sale of 15,500,000 Private Placement Warrants	-	-	-	-	7,750,000	-	7,750,000
Offering costs	-	-	-	-	(16,824,469)	-	(16,824,469)
Class A common stock subject to possible redemption	(31,132,810)	(3,113)	-	-	(311,324,987)	-	(311,328,100)
Net income	-	-	-	-	-	382,570	382,570
Balance at September 30, 2017	1,367,190	$137	8,125,000	$813	$4,621,481	$377,570	$5,000,001

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Period from March 10, 2016 (inception) through
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$382,570	$(5,000)
Changes in prepaid expenses	(153,639)	-
Changes in accounts payable and accrued expenses	187,502	5,000
Changes in due to affiliate	71,034	-
Interest earned in Trust Account	(1,509,443)	-
Net cash used in operating activities	(1,021,976)	-

Cash flows from investing activities:
Cash deposited in Trust Account	(325,000,000)	-
Interest income released from Trust Account for taxes	680,000	-
Net cash used in investing activities	(324,320,000)	-

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	325,000,000	-
Proceeds from sale of Class F common stock to the Sponsor	-	25,000
Proceeds from sale of Private Placement Warrants	7,750,000	-
Note payable borrowings and advance	75,000	200,000
Note payable payment	(275,000)	-
Payment of offering costs	(6,420,089)	(151,750)
Net cash provided by financing activities	326,129,911	73,250

Increase in cash	787,935	73,250
Cash at beginning of period	65,620	-
Cash at end of period	$853,555	$73,250

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$10,250,000	$-

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Initial Business Combination and it does not conduct redemptions in connection with its Initial Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 20% or more of the shares sold in the Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against an Initial Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,132,810 shares of Class A common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the Trust Account. Due to a loss during the period ended September 30, 2016, diluted loss per common share is the same as basic loss per common share. At September 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at September 30, 2017, 31,132,810 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At September 30, 2017 and December 31, 2016, the Company had no material deferred tax assets.

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

The Company has a due to affiliate balance of $71,034 as of September 30, 2017 for expenses paid by the Sponsor and its affiliate on behalf of the Company.

 Note 5 — Investments and Cash Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $325,000,000 was placed in the Trust Account. At September 30, 2017, the Company’s Trust Account consisted of $98,086 of cash and $325,731,357 in investment securities, with investment securities consisting only of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$325,731,357	$325,731,357	$-	$-
Total	$325,731,357	$325,731,357	$-	$-

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such a business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the business combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each common share. At September 30, 2017, there were 32,500,000 shares of Class A common stock (of which 31,132,810 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock issued and outstanding. At December 31, 2016, there were no shares of Class A common stock issued and outstanding and 8,625,000 shares of Class F common stock were issued and outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination.

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

As indicated in the accompanying financial statements, at September 30, 2017, we had $853,555 in cash outside of the Trust Account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the three and nine months ended September 30, 2017, we had a net income of $285,327 and $382,570, respectively. Our entire activity through September 30, 2017, consisted of formation and preparation for the Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination, and as such, we had no operations and no significant operating expenses. Subsequent to the closing of the Public Offering on March 15, 2017, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

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

 As of September 30, 2017, we have available to us $853,555 of cash on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business, legal and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of September 30, 2017, we also had $829,443 in interest income available from our investments in the Trust Account to pay for our income tax obligations.

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

Contractual Obligations

At September 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,132,810 shares of Class A common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the Trust Account. Due to a loss during the period ended September 30, 2016, diluted loss per common share is the same as basic loss per common share. At September 30, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At September 30, 2017 and December 31, 2016, the Company had no material deferred tax assets.

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

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at September 30, 2017, 31,132,810 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2017, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on March 10, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

*Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATLIN & PARTNERS ACQUISITION CORPORATION

Dated: November 3, 2017	/s/ David J. Matlin
Name: David J. Matlin Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2017	/s/ Rui Gao
Name: Rui Gao Title: Chief Financial Officer (Principal Financial and Accounting Officer)

