Form 10-K
period 2017-12-31
Matlin & Partners Acquisition Corp
filed 2018-03-28
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38025

MATLIN & PARTNERS ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-1847117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

585 Weed Street New Canaan, CT	06840
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 864-3144

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one-half of one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2017, as reported on the Nasdaq Capital Market, was $313.6 million.

As of March 28, 2018, there were 32,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, of the registrant (“Class A common stock”) and 8,125,000 shares of the Company’s Class F common stock, par value $0.0001 (the “Class F common stock”) issued and outstanding.

MATLIN & PARTNERS ACQUISITION CORPORATION

Unless otherwise stated in this annual report on Form 10-K, references to:

•	“we,” “us,” “company” or “our company” are to Matlin & Partners Acquisition Corporation, a Delaware corporation;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“warrants” are to our warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and the private placement warrants;

•	“public stockholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, officers or directors purchase public shares, provided that our sponsor’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“initial stockholders” are to holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“management” or our “management team” are to our officers and directors;

•	“sponsor” are to Matlin & Partners Acquisition Sponsor LLC, a Delaware limited liability company and an affiliate of David J. Matlin, our Chairman and Chief Executive Officer;

•	“MatlinPatterson” are to MatlinPatterson Global Advisers LLC, an affiliate of David J. Matlin, our Chairman and Chief Executive Officer;

•	“founder shares” are to shares of our Class F common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination;

•	“common stock” are to our Class A common stock and our Class F common stock; and

•	“private placement warrants” are to the warrants issued to our sponsor and Cantor Fitzgerald in a private placement simultaneously with the closing of our initial public offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.

BUSINESS

We are a blank check company incorporated in March 2016 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We are currently in the process of identifying potential business combination targets.

Our management team is led by David J. Matlin, our Chairman and Chief Executive Officer. Mr. Matlin is also co-founder, Chief Executive and Chief Investment Officer of MatlinPatterson Global Advisers LLC, or MatlinPatterson, which he co-founded in 2002. Mr. Matlin is also the Chief Executive Officer (since January 2015) and a managing principal (since December 2012) of MatlinPatterson Asset Management L.P. whose operating joint venture affiliates manage non-distressed credit strategies.

Prior to forming MatlinPatterson, Mr. Matlin was a Managing Director at Credit Suisse and head of its Global Distressed Securities Group since its inception in 1994. Mr. Matlin was also a Managing Director and a founding partner of Merrion Group, L.P. Mr. Matlin currently serves on the board of directors of Flagstar Bank FSB, a federally chartered savings bank, Flagstar Bancorp, Inc., a savings and loan holding company He also serves on the board of directors of Orthosensor Inc. and Pristine Surgical LLC, both medical device manufacturers.

Under Mr. Matlin’s leadership and management, MatlinPatterson’s three distressed-for-control private equity funds, with nearly $9 billion in aggregate capital commitments, have invested more than $7.6 billion in 43 portfolio companies controlled by MatlinPatterson. ‘‘Control’’ means the ability to exercise control or substantial influence through significant board representation, substantial equity ownership, shareholder agreements and similar agreements and structures. At Credit Suisse, from 1994 to 2001, the Global Distressed Securities Group under Mr. Matlin’s supervision and management pursued both distressed-for-control and non-control distressed and special situation investing, and invested more than $4.4 billion in 261 portfolio companies, of which 37 were in distressed-for-control investments. During this period at Credit Suisse and MatlinPatterson, Mr. Matlin and individuals under his supervision have served on the board of directors of more than 51 companies, eight of which have been public, and all of which were directly related to investments made by Credit Suisse and MatlinPatterson, and have provided advice and assistance in a broad array of initiatives.

Our management team also includes Peter Schoels and Greg Ethridge.

Peter Schoels, one of our directors, also serves as Managing Partner of MatlinPatterson. Mr. Schoels is also a managing principal of MatlinPatterson Asset Management L.P. and its operating joint venture affiliates. Prior to joining MatlinPatterson, he was a Vice President of the Credit Suisse Global Distressed Securities Group, investing in North America, Latin America, and Europe. Prior to joining Credit Suisse, Mr. Schoels was a Director of Finance and Strategy of Itim Group Plc. Previously, Mr. Schoels was Manager of Mergers and Acquisitions for Ispat International NV, now ArcelorMittal, which specialized in buying distressed steel assets globally. Mr. Schoels serves on the board of directors of Flagstar Bank FSB, Flagstar Bancorp, Inc.. and Crescent Communities, LLC, a multi-asset class real estate developer.

Greg Ethridge, our President, also serves as Senior Partner of MatlinPatterson. Prior to joining MatlinPatterson, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Broadpoint Capital, Inc. where he moved his team from Imperial Capital. Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. Prior to Imperial Capital, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue) executing recapitalizations, buyouts and growth equity investments for middle market companies. Previously, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions, and before that he was a crisis manager at Conway, Del Genio, Gries & Co. in New York. Mr. Ethridge serves as a director of Crescent Communities, LLC and Advantix Systems Ltd.

We believe that we will derive significant benefit from our management team which we believe has distinctive experience in identifying and acquiring businesses that are underperforming or distressed and/or are operating in industries undergoing dislocation. We intend to focus our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $1 billion and $1.8 billion, although a target entity with a smaller or larger enterprise value may be considered. While we may pursue an acquisition opportunity in any sector, the global decline in commodity prices since 2014 as well as the quickly changing regulatory environment have led to severe dislocation in the commodity and specialty chemicals, exploration and production, metals and mining, materials, power generation, transportation and infrastructure, refining, financial institutions, specialty lending, healthcare and insurance sectors. Our initial focus will be to pursue underperforming companies in these sectors as potential candidates for a business combination.

Significant Activities Since Inception

On March 15, 2017, we consummated our initial public offering of 32,500,000 units, including the partial exercise of the underwriter’s over-allotment option of 2,500,000 units. Each unit consisted of one share of Class A common stock and one warrant to purchase one share of Class A Common Stock. Each whole warrant entitles the holder to purchase one-half of one share of Class A Common Stock at an exercise price of $5.75 per half share. The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $325.0 million (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed a private placement of 15,500,000 warrants at a price of $0.50 per warrant, issued to our sponsor and representative of the underwriters for our initial public offering, generating total proceeds of $7.75 million.

A total of $325 million of the net proceeds from our initial public offering (including the partial over-allotment) and the private placement with the sponsor and the representative were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on March 10, 2017 on the NASDAQ Capital Market under the symbol MPACU. Commencing on April 28, 2017, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on the NASDAQ Capital Market under the symbols “MPACU,” “MPAC” and “MPACW,” respectively.

Business Strategy

Our strategy is to identify and acquire a business that is misvalued or underperforming in an industry impacted by market dislocation or regulatory uncertainty and whose market value and operating results we believe can be positively affected by our management team. The MatlinPatterson affiliated members of our management team have an aggregate of over 60 years of experience setting and implementing strategies to grow revenues and improve profitability, including: engaging in capital markets and other restructuring activities, evaluating, changing or enhancing management when appropriate, pursuing acquisition and divestiture opportunities, and crafting other initiatives, whether through board control or influence or substantial equity ownership of portfolio companies over which MatlinPatterson or Credit Suisse’s Global Distressed Securities Group (while under Mr. Matlin’s management) exercised control.

While underperformance can result from many factors we expect to initially focus on targets that underperforming as a result of market conditions driven by commodity supply/demand imbalances or periods of regulatory uncertainty surrounding future business activities. Specifically, we believe that targets in or with exposure to the commodity and specialty chemicals, exploration and production, metals and mining, materials, power generation, transportation and infrastructure, refining, financial institutions, specialty lending, healthcare and insurance sectors provide a large opportunity set following the global commodity downturn that began in 2014 and the uncertain regulatory environment. Our management believes that increasing leverage, a lack of access to capital markets and regulatory uncertainty have caused many private companies in these sectors to be misvalued and underappreciated. Based on our management team’s experience at MatlinPatterson, we believe that these trends create excellent opportunities for an organization with our strategy and our management’s core competencies. However, we may pursue a business combination with a company that is misvalued due to other factors such as lack of strategic direction, an overly burdensome or unsustainable capital structure, an inability to fund capital needs, litigation and corporate fraud.

In order to execute our business strategy, we intend to:

•	Utilize the management team’s extensive sourcing network to identify underperforming companies and assets: Our management team has an extensive sourcing network to identify a promising target business that is underperforming, likely due to dislocated market conditions, which have been overlooked or rejected by other investors.

•	Assemble a team of industry and financial experts: For each potential transaction, we intend to assemble a team of industry and financial experts to supplement our management’s efforts to identify and resolve key issues facing a company. We intend to a construct an operating and financial reorganization plan which optimizes the potential to grow shareholder value. With extensive experience investing in troubled businesses, we expect that our management will be able to demonstrate to the target business and its stakeholders that we have the resources and expertise to lead the combined company through complex and often turbulent market conditions and provide the strategic and operational direction necessary to stabilize and grow the business in order to maximize cash flows and improve the overall strategic prospects for the business.

•	Conduct rigorous research and analysis: Performing disciplined, bottom-up fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on a target business.

•	Acquire the target company at an attractive price relative to our view of intrinsic value: Combining rigorous bottom-up analysis as well as input from industry and financial experts, the management team intends to develop its view of the intrinsic value of a potential business combination. In doing so, the management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a business combination at an attractive price relative to its view of intrinsic value.

•	Implement operational and financial structuring opportunities: Our management team has the ability to structure and execute a business combination that will provide the combined business with a capital structure that will support the growth in shareholder value and give it the flexibility to grow organically and/or through strategic acquisitions or divestitures. We intend to also develop and implement strategies and initiatives to improve the business’s operational and financial performance and create a platform for growth.

•	Seek strategic acquisitions and divestitures to further grow shareholder value: The management team intends to analyze the strategic direction of the company and evaluate non-core asset sales to create financial and/or operational flexibility for the company to engage in organic or inorganic growth. Specifically, the management team intends to evaluate opportunities for industry consolidation in the company’s core lines of business as well as opportunities to vertically or horizontally integrate with other industry participants.

Following our initial business combination, we intend to evaluate opportunities to enhance shareholder value, including developing and implementing corporate strategies and initiatives to provide financial and operational runway such that the company can improve profitability and long-term value. In doing so, the management team anticipates evaluating corporate governance, assessing and possibly replacing management, opportunistically accessing capital markets and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities, and properly aligning management and board incentives with growing shareholder value.

Competitive Strengths

We are leveraging the following sources of competitive strength in seeking to achieve our business strategy:

•	Experienced Management Team with Expertise in a Broad Array of Sectors and Geographies — Since his days as an investment manager within Credit Suisse beginning in 1994, and continuing thereafter at MatlinPatterson in 2002, David J. Matlin, our Chief Executive Officer, has built a unique track record by investing more than $14 billion in underperforming or distressed businesses across a broad array of sectors including materials, chemicals, metals, mining, energy, financials, healthcare, real estate and insurance, among others. The MatlinPatterson affiliated members of our management team, including David J. Matlin, Peter Schoels and Greg Ethridge, have an aggregate of over 60years of experience in investing and financing, both in the private equity business as well as public market securities. We believe our management team’s diverse sector experience represents a significant competitive strength in achieving our acquisition strategy.

•	Access to Investment Opportunities — Our management team has extensive long-term relationships with company owners, executives, stakeholders, industry experts, consultants, professionals and financial intermediaries. This network has provided our management team with proprietary deal flow, especially in instances of significant capital structure complexity, business underperformance, or market dislocation. We believe these relationships will provide us with attractive acquisition opportunities. We also intend to rely on our management team’s reputation and history of identifying and securing acquisition opportunities in the materials, chemicals, metals, energy, financials, healthcare, real estate and insurance sectors operating in market conditions driven by commodity supply/demand imbalances or periods of regulatory uncertainty. In addition, we anticipate that target business candidates will be brought to our attention from various other sources, including investment market participants and large enterprises seeking to divest non-core assets or divisions.

Despite the acquisition experience of our management team, none of our officers or directors has had direct experience with special purpose acquisition companies. Any past experience of MatlinPatterson or our management team is not a guarantee either: (i) that we will be able to locate a suitable candidate for our initial business combination; or (ii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of MatlinPatterson’s or our management team’s performance as indicative of our future performance.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience and are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	Are underperforming as a result of market conditions driven by commodity supply/demand imbalances or periods of regulatory uncertainty surrounding future business activities. Specifically, we believe that targets in or with exposure to the commodity and specialty chemicals, exploration and production, metals and mining, materials, power generation, transportation and infrastructure, refining, financial institutions, specialty lending, healthcare and insurance sectors provide a large opportunity set following the global commodity downturn that began in 2014 and the uncertain regulatory environment. Our management believes that increasing leverage, a lack of access to capital markets and regulatory uncertainty have caused many private companies in these sectors to be misvalued and underappreciated.

•	Exhibit intrinsic value that is being underappreciated or misvalued as a result of financial, operational or industry conditions that would be considered abnormal or transitory based on our industry specific due diligence and experience. For a potential target business, this process will include, among other things, a detailed review and analysis of the company’s capital structure, quality of earnings, potential for operational and balance sheet improvements, corporate governance, customers, material contracts, and industry background and trends.

•	Are in need of additional strategic and managerial guidance to enhance or shift the company’s position within its industry, accelerate growth within that industry or refocus management on the core value proposition of the target company. We believe that we are well-positioned to evaluate and improve a company’s growth prospects and help it realize the opportunities to create shareholder value following the consummation of a business combination.

•	Will offer attractive risk-adjusted equity returns for our shareholders. We seek to acquire a target on terms and in a manner that leverages our experience in distressed investing. Financial returns will be evaluated based on free cash flow generation, an ability to achieve cost savings, an ability to stabilize operations, creating a platform for organic and/or inorganic growth, and an ability to achieve earnings growth. Each of these factors will be weighed against any identifiable downside risks that are often inherent in underperforming or distressed companies.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we find an opportunity that is more compelling to us than the opportunities described above, we would pursue such opportunity. However, we have not established any particular parameters as to when we might turn our attention to opportunities that are not underperforming or distressed and/or not operating in an industry undergoing a period of dislocation. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Value Creation Philosophy

Our acquisition strategy is to identify, acquire and, after our initial business combination, to build a company in an industry that is experiencing distress due to a temporarily dislocated market that is adversely affecting its financial or operating results, its ability to access the capital markets efficiently or at all or in other ways. Our management team will continually analyze the global financial markets for signs of financial distress in industry sectors, geographic regions and individual companies, and they have an extensive network of professional contacts in the distressed sector that provides them with information and significant proprietary deal flow. These contacts are familiar with our management team’s investment criteria and reorganization capabilities, and include bankruptcy lawyers, restructuring accountants, reorganization investment bankers and management turn-around consultants. Also, because our management team has historically employed two primary approaches to gaining control of companies; that is, (i) accumulating deeply discounted securities and other obligations of distressed companies as an initial step towards acquiring a controlling or influential ownership interest, generally through the conversion of debt to equity, and (ii) directly acquiring significant ownership stakes in businesses or injecting capital into businesses as a means of acquiring control, they also have relationships with many securities broker-dealers on a worldwide basis. We believe these extensive and long-standing relationships will provide us with broad access to potential businesses with which we may wish to combine.

Deal Origination

Drawing on their experience at MatlinPatterson, our management team is tapping four major sources of deal flow: (i) directly identifying potentially attractive undervalued situations through primary research into industries and companies; (ii) receiving information from our management team’s global contacts about potentially attractive situations; (iii) contact from securities broker-dealers’ research, sales, trading or investment banking department offering or identifying businesses experiencing dislocation; or (iv) inbound opportunities from a company or existing stakeholders seeking a combination. We may pay referral fees or other compensation to the sources mentioned in (ii) and (iii) above.

Evaluating Situations and Circumstances

We analyze the characteristics of each particular potential combination to better understand (i) the source of the company’s underperformance; (ii) the stakeholders that would welcome a business combination and (iii) the factors that will affect the company’s ability to successfully turnaround its financial and operating performance.

•	Source of Underperformance. We identify the source of a company’s financial distress, whether it be abnormal moves and/or volatility in commodity prices, substantial financial leverage, loss of a large customer, unforeseen litigation, ineffective management, disruptive technological innovation or new regulatory requirements, among others, to guide the company through the process by which the underperformance can be remedied. As an example, a company that is misvalued due to substantial leverage may have a healthy underlying business, but needs to ‘‘de-lever’’ through the infusion of new equity capital to retire outstanding debt. By comparison, a company that loses a significant customer will have substantially reduced cash flow which may create issues for its underlying business that need to be addressed through management changes and improved operations. These comparisons are often blurred for these types companies as they often display elements of each. Determining the magnitude of these specific issues provides information that can be used to evaluate the most likely course of action the company will take, thereby allowing us to take advantage of the investment opportunity.

•	Stakeholders. We also identify stakeholder constituencies, as well as their legal, financial and strategic positions and objectives, to anticipate potential issues that may impact a potential business combination. Stakeholders may range from priority creditors, secured creditors, senior creditors, junior creditors, subordinated creditors, trade creditors, preferred shareholders, shareholders, intercompany creditors, customers, suppliers, litigants, management, employees, unions and regulatory authorities. Recognizing the relationships between these constituencies will be critical to determining the process, timeline, and effectiveness of a business combination. Different stakeholders can play an important role, and predicting the behavior of individual stakeholders can provide important insights into any process. This also provides the management team an opportunity to partner with certain stakeholders to effect change on the organization to improve the prospects of the company.

•	External Factors. We take into account external factors that may affect the prospects of an underperforming or distressed company, including the jurisdiction in which the company is domiciled, the current and expected regulatory environment, political influences and the state of the financial markets. Materials companies, for example, may lack access to traditional capital markets due to abrupt swings in a particular commodity that industry participants either produce or use as an input to its manufacturing process. The lack of traditional means for raising capital provides an opportunity for value-oriented investors, such as us to be the provider of capital on beneficial terms.

Direct Involvement Post-Merger

After the initial business combination, our management team intends to apply a rigorous approach to enhancing shareholder value, including evaluating the experience and expertise of incumbent management and making changes when appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures, and accessing the financial markets to optimize the company’s capital structure. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon a stable of former managers and advisors when necessary.

•       Corporate Governance and Oversight.     Actively participating as board members can include many activities ranging from monthly or quarterly board meetings, chairing standing (compensation, audit or investment committees) or special committees, to replacing or supplementing company management teams when necessary, adding outside directors with industry expertise, providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, operating efficiencies as well as reviewing and testing annual budgets, reviewing acquisitions and divestitures, and assisting in the accessing of capital markets to further optimize financing costs and fund expansion. As active members on the board of directors of the company, our management team members intend to evaluate the suitability of the incumbent organization leaders. While not a pre-requisite, in their MatlinPatterson capacities, our management team members have replaced a significant percentage of its portfolio companies’ incumbent management teams in its private equity funds. Moreover, the management team has, on occasion, inserted themselves into interim or full-time management roles when necessary.

•      Direct Operational Involvement.     The management team members, though ongoing board service, intend to actively engage with company management to effect change in an organization. These activities may include: (i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interest of management with growing shareholder value; (iii) providing strategic planning and management consulting assistance; (iv) establishing measurable key performance metrics and accretive internal processes; and (v) right-sizing costs. These skill sets, will be integral to shareholder value creation.

•      Access to Portfolio Company Managers and Advisors.     Over their combined over 60 year history of investing in and controlling businesses, our management team members have developed strong professional relationships with former portfolio company managers and advisors through its private equity vehicles. When appropriate, we intend to bring in outside directors, managers or consultants to assist in corporate governance and operational turnaround activities. The use of supplemental advisors should provide additional resources to management to address time intensive issues that may be delaying an organization from realizing its full potential shareholder returns.

Our Acquisition and Investment Process

As illustrated in the diagram below, in evaluating a prospective target business, we have conducted and will continue to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. MatlinPatterson and its affiliates have four portfolio companies in or exposed to the chemical, financial institutions and energy sectors, which are among the sectors we intend to initially target. We do not currently intend to pursue any of such portfolio companies.

If members of our management team acquire public shares or warrants, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Certain of the members of our management team are employed by MatlinPatterson. MatlinPatterson is from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Without limiting the generality of the foregoing, members of our management team who are affiliated with MatlinPatterson have fiduciary and contractual obligations with respect to MatlinPatterson’s private equity partnerships and the portfolio companies on whose boards they serve, including presenting business combination opportunities to them. While MatlinPatterson’s existing private equity partnerships are beyond their investment periods, members of our management team who are affiliated with MatlinPatterson would have business opportunity conflicts with respect to new private equity funds or other investment vehicles that MatlinPatterson or its affiliates may sponsor in the future. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our directors and officers have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering.

Initial Business Combination

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. Our stockholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

As more fully discussed in ‘‘Management — Conflicts of Interest,’’ if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have fiduciary duties or contractual obligations to various entities that may present a conflict of interest. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an ‘‘emerging growth company,’’ as defined in the JOBS Act. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination, as of the balance sheet date, in the amount of approximately $316,200,000 assuming no redemptions and after payment of $10,250,000 of deferred underwriting fees but before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Certain of the members of our management team are employed by MatlinPatterson. MatlinPatterson is from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. Our stockholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether Stockholder Approval is Type of Transaction	Required

Purchase of assets	No
Purchase of stock of target not involving a merger with the company.	No
Merger of target into a subsidiary of the company.	No
Merger of the company with a target.	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•      we issue common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•      any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•      the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary. There is no limit on the number of shares our sponsor, director, officers, advisors or their affiliates could purchase, except that all such purchases would be in compliance with applicable law as described above. Such parties would only need to purchase 12,187,501 of the 32,500,000 public shares, or 37.5%, sold in our initial public offering, in order to have our initial business combination approved (assuming the initial stockholders do not purchase units in the public market).

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public ‘‘float’’ of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor or its affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or any of their affiliates will not make purchases of our common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was $10.05 per public share as of December 31, 2017. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. We intend to use substantially all interest earned for taxes and will likely only return $10.00 per share upon redemption or liquidation. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive redemption rights with respect to founder shares and any public shares they may acquire in connection with the completion of our initial business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (i) in connection with a stockholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•      conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•     file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (after payment of the underwriter’s deferred commissions) at the consummation of our initial business combination (so that we are not subject to the SEC’s ‘‘penny stock’’ rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•    conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•    file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination. Though not required to do so, in the event that we are subsequently unable to maintain our listing on NASDAQ and our registration under the Exchange Act, we nevertheless intend to follow the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote on a proposed business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and have agreed, pursuant to a written agreement, to vote their founder shares and any public shares they may acquire in favor of our initial business combination; as a result, we would need only 12,187,501 of the 32,500,000 public shares, or 37.5%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming our initial stockholders do not purchase units in the public market). Our directors and officers also have agreed to vote in favor of our initial business combination with respect to any public shares acquired by them (if any). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, subject to the Excess Shares limitation. In addition, our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive redemption rights with respect to founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (after payment of the underwriter’s deferred commissions) at the consummation of our initial business combination (so that we are not subject to the SEC’s ‘‘penny stock’’ rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder (including our affiliates), together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in ‘‘street name,’’ to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit and Withdrawal at Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an ‘‘option window’’ after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become ‘‘option’’ rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, directors and officers have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such time period.

Our sponsor, directors and officers has entered into a letter agreement with us, pursuant to which they have waived rights to liquidating distributions from the trust account with respect to founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering. However, if our sponsor or any of our officers and directors acquires public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, directors and officers have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (after payment of the underwriter’s deferred commissions) at the consummation of our initial business combination (so that we are not subject to the SEC’s ‘‘penny stock’’ rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. See ‘‘Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than their pro rata portion of the funds in the Trust Account.’’ and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We have not asked our sponsor to reserve for such indemnification obligations. We believe our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. See ‘‘Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than their pro rata portion of the funds in the Trust Account.’’ and other risk factors described above.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See ‘‘Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover or ‘‘clawback’’ such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.’’

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Our directors and officers have agreed to waive any redemption rights with respect to public shares acquired by them (if any) following our initial public offering. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•    prior to the consummation of our initial business combination, we shall either: (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable); or (ii) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•    we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 (after payment of the underwriter’s deferred commissions) upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•    if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

•    prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of Interest

MatlinPatterson Global Advisers LLC, or MatlinPatterson, one of our affiliates, manages several investment vehicles and accounts and may manage other investment vehicles and accounts in the future, including distressed-for-control private equity funds. Entities managed by MatlinPatterson or its affiliates may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within MatlinPatterson or its affiliates may be suitable for both us and for a current or future entity managed by MatlinPatterson or its affiliates and may be directed to such entity rather than to us. None of the members of our management team who are also employed by MatlinPatterson or certain affiliates of MatlinPatterson has any obligation to present us with any opportunity for a potential business combination of which they become aware. MatlinPatterson and/or our management team, in their capacities as officers or managing directors of MatlinPatterson or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with MatlinPatterson investment vehicles or accounts or third parties, before they present such opportunities to us.

Our management, in their capacities as officers of MatlinPatterson or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future MatlinPatterson investment vehicles or third parties, before they present such opportunities to us. See ‘‘Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Without limiting the generality of the foregoing, members of our management team who are affiliated with MatlinPatterson have fiduciary and contractual obligations with respect to MatlinPatterson’s private equity partnerships and the portfolio companies on whose boards they serve, including presenting business combination opportunities to them. While MatlinPatterson’s existing private equity partnerships are beyond their investment periods, members of our management team who are affiliated with MatlinPatterson would have business opportunity conflicts with respect to new private equity funds or other investment vehicles that MatlinPatterson or its affiliates may sponsor in the future. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. We believe our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Mr. Matlin or any other members of our management team will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this report, contain audited financial statements and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP or be reconciled to GAAP or IFRS depending on the circumstances, and the historical financial statements will need to be audited in accordance with the standards of the PCAOB. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an ‘‘emerging growth company,’’ as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘‘emerging growth companies’’ including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an ‘‘emerging growth company’’ can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an ‘‘emerging growth company’’ can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to ‘‘emerging growth company’’ shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.

RISK FACTORS

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If the net proceeds of our initial public offering not being held in the trust account and loans from Sponsor are insufficient, it could limit the amount available to complete our initial business combination and we may be unable to continue as a going concern.

Of the net proceeds of our initial public offering and advances, approximately $570,000 (as of December 31, 2017) was available to us outside the trust account to fund our working capital requirements. For the year ended December 31, 2017, we used cash of approximately $544,000 in operating activities. As of December 31, 2017, we had current liabilities of approximately $174,000, primarily representing amounts owed to lawyers, accountants and consultants who have advised us on matters related to a potential business combination. Funds in the trust account are not available for paying these costs absent an initial business combination. There can be no assurances that we will complete a business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, our management team or other third parties to operate or may be forced to liquidate. To date, we have not received any advances from our sponsor or directors to finance transaction costs in connection with a business combination. Neither our sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Accordingly, we may not be able to obtain additional financing. Any such loans and advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements included herein do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.05 per share on our redemption of our public shares.

Past performance by MatlinPatterson and our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, MatlinPatterson and our management team is presented for informational purposes only. Any past acquisition experience of MatlinPatterson or our management team is not a guarantee either: (i) that we will be able to locate a suitable candidate for our initial business combination; or (ii) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of MatlinPatterson’s or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our officers or directors has had experience with special purpose acquisition corporations in the past.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section of this report entitled ‘‘Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination’’ for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed, pursuant to a written agreement, to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination; as a result, we would need only 12,187,501 of the 32,500,000 public shares, or 37.5%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved. Our initial stockholders, directors and officers have entered into a letter agreement with respect to public shares acquired by them (if any) following our initial public offering. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (after payment of the underwriter’s deferred commissions) at the consummation of our initial business combination (so that we are not subject to the SEC’s ‘‘penny stock’’ rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 (after payment of the underwriter’s deferred commissions) at the consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach the end of the 24 month period from the closing of our initial public offering, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, directors and officers have agreed that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public ‘‘float’’ of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See ‘‘Business — Permitted purchases of our securities’’ for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public ‘‘float’’ of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See ‘‘Business — Business Strategy — Tendering stock certificates in connection with a tender offer or redemption rights.’’

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein.

In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on NASDAQ. Although we currently meet the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholder’s equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholder’s equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a ‘‘penny stock’’ which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as ‘‘covered securities.’’ Because we our units, Class A common stock and warrants are listed on NASDAQ, these securities qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Our stockholders are not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a ‘‘group’’ of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial offering, which we refer to as the ‘‘Excess Shares.’’ However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our initial business combination, we may make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months following our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until March 2019, assuming that our initial business combination is not completed during that time. We cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $570,000 (as of December 31, 2017) are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. The fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than their pro rata portion of the funds in the Trust Account.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.00 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. We believe our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (i) $10.00 per public share; or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover or ‘‘clawback’’ such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading ‘‘investment securities’’ constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by NASDAQ) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a ‘‘cashless basis’’ and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our best efforts to file, and within 60 business days after the closing of our initial business combination have effective, a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a ‘‘covered security’’ under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a ‘‘cashless basis’’ in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor and its permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock and private placement warrants owned by our sponsor or holders of our working capital loans or their respective permitted transferees are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry nor have we identified any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we are targeting a business with exposure to or operating in the commodity and specialty chemicals, exploration and production, metals and mining, materials, power generation, transportation and infrastructure, refining, financial institutions, specialty lending, healthcare and insurance sectors, we may seek to complete a business combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Target businesses in the commodity and specialty chemicals, exploration and production, metals and mining, materials, power generation, transportation and infrastructure, refining, financial institutions, specialty lending, healthcare and insurance sectors are subject to special considerations and risks.

Business combinations with companies that have exposure to or operate in the commodity and specialty chemicals, exploration and production, metals and mining, materials, power generation, transportation and infrastructure, refining, financial institutions, specialty lending, healthcare or insurance sectors entail special considerations and risks. For example, businesses with operations in these sectors are exposed to volatility in commodity prices, high capital investment, increased borrowing costs, general economic conditions and the impact of terrorist events and natural disasters. No assurance can be given that if we effect a business combination with a company that has exposure to or operates in these sectors such company will successfully be able to address the challenges to which businesses in these sectors are subject.

We may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise.

While we will initially target a business with exposure to or operating in the commodity and specialty chemicals, exploration and production, metals and mining, materials, power generation, transportation and infrastructure, refining, financial institutions, specialty lending, healthcare or insurance sectors, we will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following such business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

We may seek acquisition opportunities with a distressed or underperforming business or an entity lacking an established record of revenue or earnings which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a distressed or underperforming business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. By their nature, distressed businesses are subject to a heightened risk profile and our acquisition may be at greater risk of failure. For example, distressed companies may experience reduced access to capital and substantial interest expenses, which may result in lower working capital and reduced profitability, if any, as well as an enhanced likelihood of insufficient liquidity to fund continuing operations. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view.

In addition, if our board of directors is not able to independently determine the fair market value of the target business or businesses, in connection with the NASDAQ rules that require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 90,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class F common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 57,500,000 and 1,875,000 authorized but unissued shares of Class A and Class F common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

We are dependent upon our officers and directors and the departure of any of them could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for private investment funds and accounts managed by MatlinPatterson and certain of its affiliates. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. Further, there is no certainty that any of our key personnel will remain with us after the completion of our initial business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination and we cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers are employed by MatlinPatterson (and in certain cases its affiliates) which manage various private investment funds and accounts which make investments in securities or other interests of or relating to industries we may target for our initial business combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, certain of our officers and directors have time and attention requirements for entities of which MatlinPatterson and its affiliates are the investment manager.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

As MatlinPatterson’s existing private equity partnerships are beyond their investment periods, our management team’s ability to source potential acquisition opportunities through their networks may be less than if such private equity partnerships were in their investment periods.

Certain of our management team members are employed by MatlinPatterson. MatlinPatterson is from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination; however, MatlinPatterson’s existing private equity partnerships are beyond their investment periods. While in our opinion our management team has extensive networks through which we expect to source business combination opportunities, our access to such opportunities may be less than if our management team were managing private equity funds currently in their investment periods, such that they were actively sourcing, analyzing and making new portfolio companies investments for such funds.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, MatlinPatterson and certain of its affiliates have invested in a broad array of sectors. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Our directors also serve as officers and board members for other entities, including, without limitation, those described under ‘‘Management — Conflicts of Interest.’’ Such entities may compete with us for business combination opportunities. Our sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. MatlinPatterson and its affiliates have three portfolio companies in or exposed to the financial institutions and energy sectors, which are among the sectors we intend to initially target. We do not currently intend to pursue (nor have we initiated any substantive discussions, directly or indirectly with) any of such portfolio companies.

Since our sponsor will lose its entire investment in us if our initial business combination is not completed (other than with respect to public shares it may acquire during or after our initial offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2016, our sponsor purchased an aggregate of 8,625,000 (split-adjusted) founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Our sponsor subsequently forfeited 500,000 shares of Class F common stock because the underwriter's over-allotment option was not exercised in full. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed to purchase an aggregate of 14,500,000 private placement warrants, each exercisable for one-half of one share of our Class A common stock at $5.75 per half share, for a purchase price of $7,250,000, or $0.50 per warrant, that will also be worthless if we do not complete our initial business combination.

The founder shares are identical to the shares of common stock included in the units being sold in our initial public offering, except that: (i) the founder shares are subject to certain transfer restrictions; (ii) our sponsor, initial stockholders, directors, and officers have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to its founder shares and public shares in connection with the completion of our initial business combination, (b) to waive their rights to liquidating distributions from the trust account with respect to founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering (although our initial stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares it holds if we fail to complete our initial business combination within the prescribed time frame); (iii) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (iv) the founder shares are subject to registration rights.

The financial interests of our sponsor may influence its motivation in completing our initial business combination, and the association of our officers with our sponsor may also influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. The risk may become more acute as the 24 month anniversary of the closing of our initial public offering nears, which is the deadline for us to complete our initial business combination.

Since our sponsor, officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete a business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provide us with $325,000,000 that we may use to complete our initial business combination (which includes $10,250,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

While we do not currently intend to do so, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

While we do not currently intend to purchase multiple businesses in unrelated industries, if we do determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Little public information is generally available about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (after payment of the underwriter’s deferred commissions) at the consummation of our initial business combination (such that we are not subject to the SEC’s ‘‘penny stock’’ rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $5.75 per half share, or $11.50 per whole share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time period in which they were obligated to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) provides that it may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions sometimes requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who currently beneficially own 20% of our issued and outstanding shares of common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation. Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distributions on our redemption, and our warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

Our initial stockholders haves no current intention to purchase additional securities and our directors and officers have no current intention of purchasing any of our securities. Factors that would be considered in making such purchases would include consideration of the current trading price of our Class A common stock. Our sponsor may also purchase public shares for the purpose of voting such shares in favor of our initial business combination, thereby increasing the likelihood of obtaining stockholder approval of our initial business combination, or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. See ‘‘Business — Permitted purchases of our securities.’’ In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between CST, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $24.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 16,250,000 shares of our Class A common stock as part of the units offered in our initial public offering. In connection with the closing of our initial public offering, we issued in a private placement an aggregate of 15,500,000 private placement warrants to purchase 7,750,000 shares of our Class A common stock. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, Cantor Fitzgerald or their permitted transferees: (i) they will not be redeemable by us; (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or Cantor Fitzgerald until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis. In addition, for as long as the private placement warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for our initial public offering.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an ‘‘emerging growth company’’ within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	Higher costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 585 Weed Street, New Canaan, CT 06840. Our executive offices are provided to us, at no cost, by MatlinPatterson Global Advisers LLC, an affiliate of our sponsor and our Chief Executive Officer. We consider our current office space adequate for our current operations

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A Common Stock and warrants are each traded on the NASDAQ Capital Market under the symbols “MPACU,” “MPAC” and “MPACW, respectively. Our units commenced public trading on March 10, 2017 and our Class A Common Stock and warrants commenced public trading on April 28, 2017.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, Class A Common Stock and warrants as reported on the NASDAQ Capital Market for the period from March 10, 2017 through December 31, 2017.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
March 31, 2017	$10.00	$10.08	—	—	—	—
June 30, 2017	$10.00	$10.15	$9.25	$10.02	$0.23	$0.51
September 30, 2017	$10.00	$10.22	$9.65	$9.80	$0.35	$0.51
December 31, 2017	$10.00	$11.00	$9.70	$9.90	$0.25	$0.48

No shares of our common stock or warrants traded during the period ended March 31, 2017.

On March 27, 2018, our Class A common stock had a closing price of $9.77, our warrants had a closing price of $0.49 and our units had a closing price of $10.29.

(b)	Holders

On March 27, 2018, the numbers of record holders of the Company’s Class A common stock, units and warrants were one, one and three, respectively.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2017 and December 31, 2016, respectively, and for the year ended December 31, 2017 and the period from March 10, 2016 (inception) through December 31, 2016. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	Year Ended December 31, 2017	Period from March 10, 2016 (Inception) through December 31, 2016

Income Statement Data:
Loss from operations	$(875,333)	$(5,000)
Net income (loss)	757,557	(5,000)

Cash Flow Data:
Net cash used in operating activities	$(1,565,273)	$(5,000)
Net cash used in investing activities	(324,060,000)	-
Net cash provided by financing activities	326,129,911	70,620

	December 31,
	2017	2016

Balance Sheet Data:
Cash	$570,258	$65,620
Investments and cash held in the Trust Account	326,449,859	-
Total assets	327,127,414	220,000
Common stock subject to possible redemption	311,703,080	-
Total stockholders’ equity	5,000,008	20,000

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References to the "Company," "us," “our” or "we" refer Matlin & Partners Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or the Company's management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

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

As indicated in the accompanying financial statements, at December 31, 2017, we had $570,258 in cash outside of the trust account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the year ended December 31, 2017, we had a net income of $757,557. Our entire activity through December 31, 2017, consisted of formation and preparation for the public offering and since the public offering, the search for a target business with which to consummate an initial business combination, and as such, we had no operations. Subsequent to the closing of the public offering on March 15, 2017, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

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

 As of December 31, 2017, we have available to us $570,258 of cash on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business, legal and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of December 31, 2017, we also had $1,449,859 in interest income available from our investments in the trust account to pay for our tax obligations.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2019.

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

Contractual Obligations

 The underwriter was paid a cash underwriting fee of $6,000,000 or 2% of gross proceeds of the public offering, excluding any amounts raised pursuant to the overallotment option. In addition, the underwriter is entitled to an aggregate deferred underwriting commission of $10,250,000 consisting of (i) 3% of the gross proceeds of the public offering, excluding any amounts raised pursuant to the overallotment option, and (ii) 5% of the gross proceeds of the Units sold in the public offering pursuant to the overallotment option. The deferred underwriting commissions will become payable to the underwriter from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

At December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,170,308 shares of Class A common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the trust account. Due to a loss during the period ended December 31, 2016, diluted loss per common share is the same as basic loss per common share. At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at December 31, 2017, 31,170,308 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-17 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title

David J. Matlin	56	Chairman of the Board and Chief Executive Officer
Greg Ethridge	41	President
Rui Gao	38	Chief Financial Officer
Peter H. Schoels	44	Director
Kenneth L. Campbell	61	Director
David L. Treadwell	63	Director
Daniel W. Dienst	52	Director
Robert H. Weiss	59	Secretary and General Counsel

David J. Matlin, our Chairman and Chief Executive Officer since inception, is also the co-founder, Chief Executive Officer and Chief Investment Officer of MatlinPatterson Global Advisers LLC, or MatlinPatterson, a distressed securities investment manager, which he co-founded in July 2002. Mr. Matlin is also the Chief Executive Officer (since January 2015) and a managing principal (since December 2012) of MatlinPatterson Asset Management L.P., whose operating joint venture affiliates manage non-distressed credit strategies. Prior to forming MatlinPatterson, Mr. Matlin was a Managing Director at Credit Suisse, and headed their Global Distressed Securities Group upon its inception in 1994. Mr. Matlin was also a Managing Director and a founding partner of Merrion Group, L.P., from 1988 to 1994. He began his career as a securities analyst at Halcyon Investments from 1986 to 1988. Mr. Matlin serves as a member of the board of directors of Flagstar Bank FSB, a federally charted savings bank, Flagstar Bancorp, Inc., a savings and loan holding company (NYSE: FBC) since 2009. Mr. Matlin also serves on the board of directors of Orthosensor, Inc. and Pristine Surgical LLC, both medical device manufacturers and had served on the board of directors of CalAtlantic Group, Inc. (NYSE: CAA) from 2009 to 2018 and Global Aviation Holdings, Inc., an air charter company, from 2006 to 2012. We believe Mr. Matlin is well qualified to serve on our board due to his background in distressed companies and his experience serving on several public company boards, which bring leadership, risk assessment skills and public company expertise. Mr. Matlin holds a JD degree from the Law School of the University of California at Los Angeles and a BS in Economics from the Wharton School of the University of Pennsylvania.

Greg Ethridge, our President since January 2017 (and who served as our Chief Operating Officer from inception until January 2017), also serves as Senior Partner of MatlinPatterson. Prior to joining MatlinPatterson in 2009, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Broadpoint Capital, Inc. where he moved his team from Imperial Capital, from 2008 to 2009. In 2006, Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. Prior to Imperial Capital, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue) from 2005 to 2006, executing recapitalizations, buyouts and growth equity investments for middle market companies. Previously, from 2001 to 2005, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions and was a crisis manager at Conway, Del Genio, Gries & Co. in New York from 2000 to 2001. Since 2009 Mr. Ethridge has served on the board of directors of FXI Holdings Inc., a foam and foam products manufacturer and was appointed as its chairman in February 2012, a director of Crescent Communities LLC, a multi-class real estate developer, since June 2010. Mr. Ethridge has also served on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, since August 2013. Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin.

Rui Gao, our Chief Financial Officer since inception, is also the Chief Financial Officer of MatlinPatterson and its affiliates. Prior to joining MatlinPatterson in 2003, Ms. Gao was a Senior Associate at Deloitte & Touche LLP in the assurance practice specializing in private equity and hedge funds from 2001 to 2003. Ms. Gao is a Certified Public Accountant in the State of New York, and holds a MBA in finance from the New York University, Stern Graduate School of Business and a BA in accounting from Pace University.

Peter H. Schoels has been a director of the Company since January 2017 (and alsoserved as our President from inception until January 2017). He is a Managing Partner of MatlinPatterson since 2009 and has been a partner with MatlinPatterson since its inception in July 2002. In his capacity as Managing Partner, Mr. Schoels has been involved in the supervision of all investments made by certain private investment partnerships managed by MatlinPatterson. Mr. Schoels is also a managing principal of MatlinPatterson Asset Management L.P. and its operating joint venture affiliates since August 2013. Prior to joining MatlinPatterson, he was a Vice President of the Credit Suisse Global Distressed Securities Group, investing in North America, Latin America, and Europe. Prior to joining Credit Suisse, Mr. Schoels was a Director of Finance and Strategy of Itim Group Plc. from 2000 to 2001. Previously, Mr. Schoels was Manager of Mergers and Acquisitions for Ispat International NV from 1998 to 2000, now ArcelorMittal, which specialized in buying distressed steel assets globally. Mr. Schoels also serves as a member of the board of directors of Flagstar Bank FSB, a federally chartered savings bank, Flagstar Bancorp, Inc., a savings and loan holding company (NYSE: FBC) since July 2012. Mr. Schoels also serves on the board of directors Crescent Communities, LLC, a multi-asset class real estate developer and has served on the board of directors of CalAtlantic Group, Inc. (NYSE: CAA) from 2009 to 2018 and Global Aviation Holdings, Inc., an air charter company, from 2006 to 2012 and Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, from August 2013 to February 2015. We believe Mr. Schoels is well qualified to serve on our board due to his background in supervising investments in distressed companies, and his service as a director of a publicly-traded companies, which provides us with the perspective of a seasoned investor with knowledge of business, operations and as well as with leadership and risk assessment skills. Mr. Schoels holds an MBA from United Business Institutes in Brussels, Belgium, and a BA in International Business from Eckerd College, St. Petersburg, Florida.

Kenneth L. Campbell has been a director of the Company since January 2017. Mr. Campbell’s career has focused on managing companies through financial restructurings and operational turnarounds as well as through strategic mergers, acquisitions and divestures. Between 2003 and December 2011, he served as a senior officer of several MatlinPatterson portfolio companies, and for a time was an investment partner of the firm. From December 2008 until December 2011, he served as Chief Executive Officer and a director of Standard Pacific Homes, now CalAtlantic Group, Inc. (NYSE: CAA) a publicly-traded home builder. He was an investment partner of MatlinPatterson from 2007 to 2008. From 2006 to 2007, Mr. Campbell served as Chief Executive Officer and director of Ormet Corporation, an aluminum manufacturer. Prior to that, Mr. Campbell served as Chief Financial Officer of RailWorks Corporation, a railroad construction contractor, from 2003 to 2006. Prior to this, Mr. Campbell spent over 20 years serving in various restructuring roles at companies with significant operational and/or financial difficulties. We believe Mr. Campbell is well-qualified to serve on our board due to his background as a seasoned restructuring executive with knowledge of business, operations and management. Mr. Campbell holds an MBA with distinction from the Wharton School and a BA cum laude in economics from Wesleyan University.

David L. Treadwell has been a director of the Company since January 2017. He has served as a member of the board of directors of Flagstar Bancorp, Inc. since 2009 and a member of its audit committee since May 2014. Until its sale in August 2011, Mr. Treadwell was the President and Chief Executive Officer of EP Management Corporation (formerly known as EaglePicher Corporation), a diversified industrial products company, where he had served in the role since 2006. Prior to that, he served as its Chief Operating Officer from 2005 until 2006, and as a division president in 2005. From 2002 until 2004, Mr. Treadwell provided business consulting services following 19 years with Prechter Holdings, serving as CEO from 1993 to 2002. Mr. Treadwell has also served as director of Fairpoint Communications (NASDAQ:FRP), a communications provider, since 2011, where he currently serves on the organization and governance committee and as chairman of the compensation committee, and a director of Visteon Corporation (NYSE:VC) a global automotive supplier, since 2012, where he currently serves as chairman of the organization and compensation committee and a member of the audit committee. He has served as chairman of the board of AGY, LLC, a high tech glass fiber manufacturer, since 2013, C&D Technologies, a large format battery manufacturer, since 2010, Revere Industries, LLC, a diversified manufacturer, since 2012, Grow Michigan, LLC, a subordinated debt lender, since 2012 and WinCup, a manufacturer of foam cups, since 2016. We believe Mr. Treadwell is well-qualified to serve on our board due to his background as an experienced executive with knowledge of business, operations, corporate strategy and risk management, as well as his experience with distressed companies and turnaround situations. Mr. Treadwell hold a BA with high honors in business administration from the University of Michigan.

Daniel W. Dienst has been a director of the Company since January 2017. He is principal of D2QUARED, LLC, a consulting firm since 2013, and recently served as a Director and Chief Executive Officer of Martha Stewart Living Omnimedia, Inc. (NYSE: MSO) from November 2013 until its sale to Sequential Brands, Inc. (NASDAQ: SQBG) in December 2015. Prior to that, from 2008 to 2013, Mr. Dienst served as the Group Chief Executive Officer of Sims Metal Management, Ltd. (NYSE: SMS; ASX: SGM) (hereafter ‘‘SMM’’) a publicly listed metal and electronics recycler processing. Mr. Dienst also recently served as a Director of 1st Dibs, Inc., an e-commerce arts and antiques platform owned by Benchmark Capital, Spark Capital, Index Ventures and Insight Venture Partners from 2014 to 2015 as an independent board designee. Prior to this, Mr. Dienst served as the Chairman, President & Chief Executive Officer of Metal Management, Inc. (NYSE: MM), a metal recycling company prior to its sale and merger into Sims Group, Ltd, to create SMM. Mr. Dienst joined the Metal Management Board of Directors in 2001, served as Chairman of the Board beginning in 2003, as Chief Executive Officer and President in 2004. Mr. Dienst also served as Chairman of the Board and Acting Chief Executive Officer of Metals USA, Inc. (NASDAQ: MUSA), a steel processor, before its going private sale to an affiliate of Apollo Management, L.P. in 2004. From 2000 to 2004, Mr. Dienst served as Managing Director of the Corporate and Leveraged Finance Group of CIBC World Markets Corp., a diversified global financial services firm where he specialized in complex financing and restructuring transactions. From 1998 through 2000, Mr. Dienst held various positions within CIBC World MarketsCorp., including Executive Director of the Financial Restructuring Group. We believe Mr. Dienst is well-qualified to serve on our board due to his background as an executive with knowledge of business, operations and management. Mr. Dienst holds a B.A. from Washington University, St. Louis, MO and a J.D. from The Brooklyn Law School. Mr. Dienst is married to the sister of the wife of David J. Matlin, our Chairman and Chief Executive Officer.

Robert H. Weiss, our Secretary and General Counsel since inception, is a Partner and General Counsel of MatlinPatterson and its affiliates. Prior to joining MatlinPatterson in 2002, Mr. Weiss was Managing Director at Deutsche Asset Management, where he was responsible for hedge fund and fund-of-funds administration, accounting, and product-related legal and compliance functions from 1996 to 2002. From 1991 to 1996, Mr. Weiss was General Counsel to Moore Capital Management, Inc. and Senior Vice President within the futures and managed futures business of Lehman Brothers from 1989 to 1991, as well as Associate General Counsel from 1986 to 1989. Mr. Weiss currently serves on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, a position he has held since February 2015. Mr. Weiss began his career in the legal department of futures commission merchant Johnson Matthey & Wallace, Inc. in 1983. Mr. Weiss holds a JD degree from Hofstra Law School and an AB cum laude from Vassar College.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the class I directors, consisting of Messrs. Campbell, Dienst and Treadwell, will expire at our first annual meeting of stockholders. The term of office of the class II directors, consisting of Messrs. Matlin and Schoels, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a President, Vice Presidents, Secretaries, Assistant Secretaries, a Treasurer and other such offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Our audit committee is comprised of three independent directors, and our compensation committee is comprised of two independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Campbell, Dienst and Treadwell. Mr. Campbell serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee. The rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Messrs. Campbell, Dienst and Treadwell qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Campbell qualifies as an ‘‘audit committee financial expert’’ as defined in applicable SEC rules.

We have adopted an audit committee charter, which will detail the principal functions of the audit committee, including:

•          the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•          pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•          reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•          setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•          setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•          obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•          reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•          reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors consisting of two members. The member of our Compensation Committee are Messrs. Campbell and Dienst. Mr. Campbell serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•          reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officers based on such evaluation;

•          reviewing and approving the compensation of all of our other executive officers;

•          reviewing our executive compensation policies and plans;

•          implementing and administering our incentive compensation equity-based remuneration plans;

•          assisting management in complying with our proxy statement and annual report disclosure requirements;

•          approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•          producing a report on executive compensation to be included in our annual proxy statement; and

•          reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Campbell, Dienst and Treadwell. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves and in the past year has not served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed copies of our Code of Ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. If we amend or grant a waiver of one or more of the provisions of our code of ethics, we intend to satisfy the requirements under item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website.

Item 11.	Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 32,500,000 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 8,125,000 shares of our Class F common stock outstanding as of March 28, 2018. Voting power represents the combined voting power of Class A common stock and Class F common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class F common stock vote together as a single class. Currently, all of the shares of Class F common stock are convertible into shares of Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class F Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Matlin & Partners Acquisition Sponsor LLC (our sponsor)(2)	—	—	8,125,000	100%	20%
David J. Matlin	—	—	—	—	—
Greg Ethridge	—	—	—	—	—
Rui Gao	—	—	—	—	—
Peter H. Schoels	—	—	—	—	—
Kenneth L. Campbell	—	—	—	—	—
David L. Treadwell	—	—	—	—	—
Daniel W. Dienst	—	—	—	—	—
Robert H. Weiss	—	—	—	—	—
Glazer Capital, LLC (3)	1,990,607	6.1%	—	—	4.9%
Elliott Associates, L.P.(4)	2,950,000	9.1%	—	—	7.3%
Fir Tree Capital Management LP(5)	1,900,000	5.9%	—	—	4.7%
Alyeska Investment Group, L.P.(6)	2,524,700	7.7%	—	—	6.2%
Polar Asset Management Partners Inc.(7)	2,699,900	8.3%	—	—	6.6%
HGC Investment Management Inc.(8)	1,699,489	5.2%	—	—	4.2%
All directors and executive officers as a group (8 individuals)	—	—	—	—	—

*less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 585 Weed Street, New Canaan, CT 06840 and our telephone number is (203) 864-3144.
(2)	These shares represent the Class F common stock held by our sponsor. There are five managing principals of our sponsor’s board of managing principals, including Messrs. Matlin, Schoels, Campbell, Dienst and Treadwell. Each managing principal has one vote, and the approval of three of the five members of the board of managing principals is required to approve an action of our sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity's securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity's securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual managing principal of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them is deemed to have or share beneficial ownership of such shares.
(3)	According to the Schedule 13G filed on February 14, 2018, Glazer Capital, LLC, a Delaware limited liability company ("Glazer Capital"), is the investment manager of certain funds and managed accounts that hold the securities reported above. Paul J. Glazer who serves as the Managing Member of Glazer Capital and is deemed to have voting and dispositive power with respect to the shares of Common Stock held by the Glazer Funds.
(4)	According to the Schedule 13G/A filed on February 14, 2018, Elliott Associates individually beneficially owns and has voting and dispositive power over 944,000 shares of Class A Common Stock. Elliott International, L.P. and Elloitt International Capital Advisors Inc. together beneficially own and have voting and dispositive power over 2,006,000 shares of Class A Common Stock held by Elliott International..
(5)	According to the Schedule 13G filed on February 14, 2018, the shares reported were purchased by certain private-pooled investment vehicles for which Fir Tree Capital Management L.P. serves as the investment manager (the "Funds"). Fir Tree Capital Management L.P. is the investment manager of the Funds, and has been granted investment discretion over portfolio investments, including shares reported above.
(6)	According to the Schedule 13G filed on February 14, 2018, Alyeska Investment Group, L.P. is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Alyeska Fund GP, LLC serves as the General Partner and control person of Alyeska Master Fund, L.P. Alyeska Fund 2 GP, LLC serves as the General Partner and control person of Alyeska Master Fund 2, Anand Parekh is the Chief Executive Officer and control person of Alyeska Investment Group, L.P.
(7)	According to the Schedule 13G filed on February 14, 2018, Polar Asset Management Partners Inc serves as the investment manager to Polar Multi Strategy Master Fund ("PMSMF") and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to shares reported above and directly held by the Polar Vehicles.
(8)	According to the Schedule 13G filed on February 14, 2018, HGC Investment Management Inc. serves as the investment manager to HGC Arbitrage Fund LP (the “Fund”). The shares reported above are held by HGC Investment Management Inc. on behalf of the Fund.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In March 2016, our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000. In May 2016, we effectuated a 1.2-for-1 stock split in the form of a dividend, resulting in an aggregate of 8,625,000 founder shares outstanding. Our sponsor subsequently forfeited an aggregate of 500,000 shares of Class F Common Stock for no consideration (which were cancelled) because the underwriter's over-allotment option was not exercised in full.

Our sponsor purchased an aggregate of 15,500,000 private placement warrants for a purchase price of $0.50 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one-half of one share of our Class A common stock at $5.75 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

MatlinPatterson, an affiliate of David J. Matlin, our Chairman and Chief Executive Officer, provides office space and general administrative services at no costs to us.

Our sponsor, directors and officers or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor including as to exercise price, exercisability and exercise period. Other than as set forth above, the terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares..

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. As of the date of this report, a majority of our board of directors is independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Schoels, Campbell, Treadwell and Dienst are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2017 and for the period from March 10, 2016 (date of inception) through December 31, 2016 were $31,500 and $24,000, respectively. The aggregate fees of Withum related to audit services in connection with our 2017 initial public offering totaled $30,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal year ended December 31, 2017 and for the period from March 10, 2016 (date of inception) through December 31, 2016, we did not pay Withum for any audit-related fees.

Tax Fees

During the fiscal year ended December 31, 2017, tax fees paid to Withum totaled $3,000. We did not pay Withum for tax return services or tax planning and tax advice for the period from March 10, 2016 (inception) through December 31, 2016.

All Other Fees

We did not pay Withum for other services during the year ended December 31, 2017 and for the period from March 10, 2016 (inception) through December 31, 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 9, 2017, by and between the Company and Cantor Fitzgerald & Co. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated March 9, 2017, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Promissory Note, dated as of March 31, 2016, issued to Matlin & Partners Sponsor I LLC. (2)
10.2	Letter Agreement, dated March 9, 2017, by and between the Company, the initial security holders and the officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated March 9, 2017, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated March 9, 2017, by and among the Company and the initial security holders. (1)
10.5	Securities Subscription Agreement, dated March 31, 2016, between the Company and Matlin & Partners Acquisition Sponsor LLC (2)
10.6	Amended and Restated Sponsor Warrants Purchase Agreement, dated February 13, 2017, between the Company and Matlin & Partners Acquisition Sponsor LLC (2)
10.7	Warrants Purchase Agreement, dated February 13, 2017, between the Registrant and Cantor Fitzgerald & Co. (2)
10.8	Form of Indemnity Agreement. (2)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 15, 2017.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 15, 2017.

Item 16.	Form 10-K Summary

Not applicable.

MATLIN & PARTNERS ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Matlin & Partners Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Matlin & Partners Acquisition Corp. (the "Company") as of December 31, 2107 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2017 and for the period from March 10, 2016 (inception) through December 31, 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2107 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from March 10, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to complete a Business Combination by March 15, 2019, then the Company will cease all operations except for the purpose of liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2016.

Whippany, New Jersey

March 26, 2018

MATLIN & PARTNERS ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS:
Current assets:
Cash	$570,258	$65,620
Prepaid expenses	70,777	-
Prepaid franchise taxes	36,520	-
Deferred offering costs	-	154,380
Total current assets	677,555	220,000
Investments and cash held in Trust Account	326,449,859	-
Total assets	$327,127,414	$220,000

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$138,157	$-
Due to affiliate	19,200	-
Note payable	-	200,000
Income taxes payable	16,969	-
Total current liabilities	174,326	200,000
Deferred underwriting commissions	10,250,000	-
Total liabilities	10,424,326	200,000

Class A common stock subject to possible redemption; $0.0001 par value; 31,170,308 shares (at redemption value of $10.00 per share) as of December 31, 2017 and none issued or outstanding as of December 31, 2016	311,703,080	-

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 90,000,000 shares authorized, 1,329,692 shares issued and outstanding (excluding 31,170,308 shares subject to possible redemption) as of December 31, 2017 and none issued or outstanding as of December 31, 2016	133	-
Class F common stock, $0.0001 par value, 10,000,000 shares authorized, 8,125,000 and 8,625,000 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	813	863
Additional paid-in-capital	4,246,505	24,137
Retained earnings (accumulated deficit)	752,557	(5,000)
Total stockholders' equity	5,000,008	20,000
Total liabilities and stockholders' equity	$327,127,414	$220,000

See accompanying notes to financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Period from March 10, 2016 (Inception) through December 31, 2016

Revenues	$-	$-
General and administrative expenses	(875,333)	(5,000)
Loss from operations	(875,333)	(5,000)
Interest income	2,389,859	-
Income before income taxes	1,514,526	-
Provision for income taxes	756,969	-
Net income (loss)	$757,557	$(5,000)

Weighted average number of shares outstanding:
Basic	9,337,694 (1)	7,500,000 (2)
Diluted	34,225,000	7,500,000

Net income (loss) per common share:
Basic	$0.08	$(0.00)
Diluted	$0.02	$(0.00)

See accompanying notes to financial statements.

(1)	This number excludes an aggregate of up to 31,170,308 shares subject to possible redemption on December 31, 2017.
(2)	This number excludes an aggregate of 1,125,000 shares held by the initial stockholders that are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full on December 31, 2016.

 MATLIN & PARTNERS ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year Ended December 31, 2017 and Period from March 10, 2016 (inception) through December 31, 2016

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at March 10, 2016	-	$-	-	$-	$-	$-	$-
Sale of Class F common stock to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(5,000)	(5,000)
Balance at December 31, 2016	-	$-	8,625,000	$863	$24,137	$(5,000)	$20,000
Sale of Class A common stock to public	32,500,000	3,250	-	-	324,996,750	-	325,000,000
Forfeiture of Class F common stock to Sponsor	-	-	(500,000)	(50)	50	-	-
Sale of 15,500,000 Private Placement Warrants	-	-	-	-	7,750,000	-	7,750,000
Offering costs	-	-	-	-	(16,824,469)	-	(16,824,469)
Class A common stock subject to possible redemption	(31,170,308)	(3,117)	-	-	(311,699,963)	-	(311,703,080)
Net income	-	-	-	-	-	757,557	757,557
Balance at December 31, 2017	1,329,692	$133	8,125,000	$813	$4,246,505	$752,557	$5,000,008

See accompanying notes to financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended	Period from March 10, 2016 (inception) through
	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net income (loss)	$757,557	$(5,000)
Changes in prepaid franchise taxes	(36,520)	-
Changes in prepaid expenses	(70,777)	-
Changes in accounts payable and accrued expenses	138,157	-
Changes in due to affiliate	19,200	-
Changes in income taxes payable	16,969	-
Interest earned in Trust Account	(2,389,859)	-
Net cash used in operating activities	(1,565,273)	(5,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(325,000,000)	-
Interest income released from Trust Account for taxes	940,000	-
Net cash used in investing activities	(324,060,000)	-

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	325,000,000	-
Proceeds from sale of Class F common stock to the Sponsor	-	25,000
Proceeds from sale of Private Placement Warrants	7,750,000	-
Note payable borrowings and advance	75,000	200,000
Note payable payment	(275,000)	-
Payment of offering costs	(6,420,089)	(154,380)
Net cash provided by financing activities	326,129,911	70,620

Increase in cash	504,638	65,620
Cash at beginning of period	65,620	-
Cash at end of period	$570,258	$65,620

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$10,250,000	$-
Income taxes paid during the period	$740,000	$-

See accompanying notes to financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 15, 2019.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, at December 31, 2017, 31,170,308 of the 32,500,000 shares of Class A common stock included in the Units were classified outside of permanent equity at its redemption value. There were no shares of Class A common stock outstanding at December 31, 2016.

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2017, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,170,308 shares of Class A common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the Trust Account. Due to a loss during the period ended December 31, 2016, diluted loss per common share is the same as basic loss per common share. At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

 Founder Shares

On March 31, 2016, the Sponsor purchased 7,187,500 shares of the Company’s Class F common stock (the “Founder Shares”), $0.0001 par value, for $25,000 or $0.004 per share. In May 2016, the Company effectuated a 1.2-for-1 stock split in the form of a dividend, resulting in an aggregate of 8,625,000 Founder Shares outstanding, including an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the Underwriter’s over-allotment was not exercised in full, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Public Offering. As a result of the Underwriter’s election to exercise its over-allotment option to purchase 2,500,000 Units on March 15, 2017 and waiver of the remainder of its over-allotment option, 625,000 Founder Shares were no longer subject to forfeiture and 500,000 Founder Shares were forfeited. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of the Class F common stock and holders of the Class A common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

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

The Company has a due to affiliate balance of $19,200 as of December 31, 2017 for expenses paid by the Sponsor and its affiliate on behalf of the Company.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain officers and directors of the Company may, but are not obligated to, loan funds to the Company as may be required (“Working Capital Loans”). If an Initial Business Combination is completed, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $0.50 per warrant. The warrants would be identical to the private placement warrants.

 Note 5 — Investments and Cash Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $325,000,000 was placed in the Trust Account. At December 31, 2017, the Company’s Trust Account consisted of $542 of cash and $326,449,317 in investment securities, with investment securities consisting only of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value. During the year ended December 31, 2017, interests earned from the Trust Account totaled $2,389,859, of which 940,000 was withdrawn from the Trust Account to pay the Company’s income and franchise taxes. As of December 31, 2017, $1,449,859 of interest income was available in the Trust Account to the Company for tax obligations.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$326,449,317	$326,449,317	$-	$-
Total	$326,449,317	$326,449,317	$-	$-

Note 7 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Net operating loss carryforward	$-
Startup/Organization Expenses	150,539
Business combination expenses	-
Total deferred tax assets	150,539
Valuation Allowance	(150,539)
Deferred tax asset (liability), net of allowance	$-

The income tax provision consists of the following:

For the year ended December 31, 2017
Federal
Current	$756,969
Deferred	(149,489)
State and Local
Current	-
Deferred	-
Change in valuation allowance	149,489
Income tax provision	$756,969

As of December 31, 2017, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

At December 31, 2017, the Company had deferred tax assets of $150,539. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2017, the change in the valuation allocation was $149,489. The deferred tax assets at December 31, 2016 and the provision for income taxes for the period March 10, 2016 (inception) through December 31, 2016 were not material.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. The Company has a full valuation allowance against its deferred tax assets and therefore no deferred tax expense has been recorded as a result of the reduced tax rate.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2017 is as follows:

Statutory federal income tax rate	34.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	6.1%
Change in valuation allowance	9.9%
Income tax provision	50.0%

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers Delaware to be a significant state tax jurisdiction.

Note 8 — Deferred Underwriting Commissions

The Underwriter was paid a cash underwriting fee of $6,000,000 or two percent (2.0%) of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option. In addition, the Underwriter is entitled to an aggregate deferred underwriting commission of $10,250,000 consisting of (i) three percent (3.0%) of the gross proceeds of the Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) five percent (5.0%) of the gross proceeds of the Units sold in the Public Offering pursuant to the overallotment option. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Initial Business Combination, subject to the terms of the underwriting agreement.

Note 9 — Liquidity

As of December 31, 2017, the Company had a cash balance of $570,258, which excludes interest income of approximately $1.4 million from the Company's investments in the Trust Account which is available to the Company for tax obligations.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its Initial Business Combination. To the extent necessary, the Sponsor or an affiliate of the Sponsor, or certain officers and directors of the Company may, but are not obligated to, loan funds to the Company as may be required, up to $1.5 million. Such loans may be convertible into warrants of the post business combination entity at a price of $.50 per warrant. The warrants would be identical to the private placement warrants. (See Note 4)

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company's needs for the next twelve months. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

Note 10 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such a business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the business combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each common share. At December 31, 2016, there were no shares of Class A common stock issued and outstanding and 8,625,000 shares of Class F common stock were issued and outstanding. As a result of the Underwriter’s election to exercise its over-allotment option to purchase 2,500,000 Units on March 15, 2017 and waiver of the remainder of its over-allotment option, 625,000 shares of Class F common stock were no longer subject to forfeiture and 500,000 of Class F common stock were forfeited. At December 31, 2017, there were 32,500,000 shares of Class A common stock (of which 31,170,308 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock were issued and outstanding. The Class F common stock are identical to the Class A common stock included in the Units sold in the Public Offering except that the Class F common stock automatically convert into shares of Class A Common Stock at the time of the Initial Business Combination.

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

MATLIN & PARTNERS ACQUISITION CORPORATION

Dated: March 28, 2018	/s/ David J. Matlin
Name: David J. Matlin Title: Chief Executive Officer (Principal Executive Officer)

Dated: March 28, 2018	/s/ Rui Gao
Name: Rui Gao Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David J. Matlin	Chairman of the Board and Chief Executive Officer	March 28, 2018
David J. Matlin	(Principal Executive Officer)

/s/ Rui Gao	Chief Financial Officer	March 28, 2018
Rui Gao	(Principal Financial and Accounting Officer)

/s/ Peter H. Schoels	Director	March 28, 2018
Peter H. Schoels

/s/ Kenneth L. Campbell	Director	March 28, 2018
Kenneth L. Campbell

/s/ David L. Treadwell	Director	March 28, 2018
David L. Treadwell

/s/ Daniel W. Dienst	Director	March 28, 2018
Daniel W. Dienst