Form 10-Q
period 2018-03-31
Matlin & Partners Acquisition Corp
filed 2018-05-04
CIK 1670349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, there were 32,500,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A common stock”) and 8,125,000 shares of the Company’s Class F common stock, par value $0.0001 (the “Class F common stock”) issued and outstanding.

MATLIN & PARTNERS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$482,694	$570,258
Prepaid expenses	79,285	70,777
Prepaid franchise taxes	-	36,520
Total current assets	561,979	677,555
Investments and cash held in trust account	327,259,697	326,449,859
Total assets	$327,821,676	$327,127,414

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$128,408	$138,157
Due to affiliate	50,000	19,200
Income taxes payable	-	16,969
Franchise taxes payable	13,480	-
Total current liabilities	191,888	174,326
Deferred underwriting commissions	10,250,000	10,250,000
Total liabilities	10,441,888	10,424,326

Class A common stock subject to possible redemption; $0.0001 par value; 31,237,978 and 31,170,308 shares as of March 31, 2018 and December 31, 2017, respectively (at redemption value of $10.00 per share)	312,379,780	311,703,080

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 90,000,000 shares authorized, 1,262,022 and 1,329,692 shares issued and outstanding (excluding 31,237,978 and 31,170,308 shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	126	133
Class F common stock, $0.0001 par value, 10,000,000 shares authorized, 8,125,000 issued and outstanding as of March 31, 2018 and December 31, 2017	813	813
Additional paid-in-capital	3,569,812	4,246,505
Retained earnings	1,429,257	752,557
Total stockholders' equity	5,000,0008	5,000,008
Total liabilities and stockholders' equity	$327,821,676	$327,127,414

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$-	$-
General and administrative expenses	(207,610)	(99,910)
Loss from operations	(207,610)	(99,910)
Interest income	1,106,088	74,631
Income (loss) before income taxes	898,478	(25,279)
Provision for income taxes	221,778	-
Net income (loss)	$676,700	$(25,279)

Weighted average number of shares outstanding:
Basic(1)	9,453,940	8,796,089
Diluted	40,625,000	8,796,089

Net income (loss) per common share:
Basic	$0.07	$(0.00)
Diluted	$0.02	$(0.00)

See accompanying notes to condensed financial statements.

(1)	This number excludes an aggregate of up to 31,237,978 and 31,092,025 shares subject to possible redemption on March 31, 2018 and March 31, 2017, respectively.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	1,329,692	$133	8,125,000	$813	$4,246,505	$752,557	$5,000,008
Class A common stock subject to possible redemption	(67,670)	(7)	-	-	(676,693)	-	(676,700)
Net income	-	-	-	-	-	676,700	676,700
Balance at March 31, 2018	1,262,022	$126	8,125,000	$813	$3,569,812	$1,429,257	$5,000,008

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$676,700	$(25,279)
Changes in prepaid expenses	(8,508)	(115,832)
Changes in prepaid franchise taxes	36,520	-
Changes in accounts payable and accrued expenses	(9,749)	94,350
Changes in due to affiliate	30,800	-
Changes in franchise taxes payable	13,480	-
Changes in income taxes payable	(16,969)	-
Interest earned in Trust Account	(1,106,088)	(74,631)
Net cash used in operating activities	(383,814)	(121,392)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(325,000,000)
Interest income released from Trust Account for taxes	296,250	-
Net cash provided by (used in) investing activities	296,250	(325,000,000)

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	-	325,000,000
Proceeds from sale of Class F common stock to the Sponsor	-	-
Proceeds from sale of Private Placement Warrants	-	7,750,000
Note payable borrowings and advance	-	75,000
Note payable payment	-	(275,000)
Payment of offering costs	-	(6,420,089)
Net cash provided by financing activities	-	326,129,911

(Decrease) Increase in cash	(87,564)	1,008,519
Cash at beginning of period	570,258	65,620
Cash at end of period	$482,694	$1,074,139

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$-	$10,250,000
Income taxes paid during the period	$262,000	$-

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements included in the Form 10-K filed by the Company with the SEC on March 28, 2018.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2018, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,237,978 shares of Class A common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the Trust Account. Due to a loss during the three months ended March 31, 2017, diluted loss per common share is the same as basic loss per common share.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, of the 32,500,000 shares of Class A common stock included in the Units, 31,237,978 and 31,170,308 shares were classified outside of permanent equity at its redemption value at March 31, 2018 and December 31, 2017, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At March 31, 2018 and December 31, 2017, the Company had no material deferred tax assets.

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

The Company has a due to affiliate balance of $50,000 and $19,200 as of March 31, 2018 and December 31, 2017, respectively, for expenses paid by the Sponsor and its affiliate on behalf of the Company.

Note 5 — Investments and Cash Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $325,000,000 was placed in the Trust Account. At March 31, 2018, the Company’s Trust Account consisted of $1,420 of cash and $327,258,277 in investment securities .At December 31, 2017, the Company’s Trust Account consisted of $542 of cash and $326,449,317 in investment securities. The investment securities are consist only of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$327,258,277	$327,258,277	$-	$-
Total	$327,258,277	$327,258,277	$-	$-

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$326,449,317	$326,449,317	$-	$-
Total	$326,449,317	$326,449,317	$-	$-

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such a business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the business combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each common share. At March 31, 2018, there were 32,500,000 shares of Class A common stock (of which 31,237,978 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock issued and outstanding. At December 31, 2017, there were 32,500,000 shares of Class A common stock (of which 31,170,308 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock issued and outstanding. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination.

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

As indicated in the accompanying financial statements, at March 31, 2018, we had $482,694 in cash outside of the trust account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the three months ended March 31, 2018, we had a net income of $676,700. Our entire activity through March 31, 2018, consisted of formation and preparation for the public offering and since the public offering, the search for a target business with which to consummate an initial business combination, and as such, we had no operations. Subsequent to the closing of the public offering on March 15, 2017, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

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

As of March 31, 2018, we have available to us $482,694 of cash on our balance sheet. We will use these funds to identify and evaluate target businesses, perform business, legal and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of March 31, 2018, we also had approximately $2.3 million in interest income available from our investments in the trust account to pay for our tax obligations.

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

Contractual Obligations

At March 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2018, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive. An aggregate of 31,237,978 shares of Class A common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the trust account. Due to a loss during the three months ended March 31, 2017, diluted loss per common share is the same as basic loss per common share.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At March 31, 2018 and December 31, 2017, the Company had no material deferred tax assets.

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

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, of the 32,500,000 shares of Class A common stock included in the Units, 31,237,978 and 31,170,308 shares were classified outside of permanent equity at its redemption value at March 31, 2018 and December 31, 2017, respectively.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2018, our efforts have been limited to organizational activities, activities relating to our public offering and since the public offering, the search for a target business with which to consummate an initial business combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on March 10, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K filed by the Company with the SEC on March 28, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

MATLIN & PARTNERS ACQUISITION CORPORATION

Dated: May 4, 2018	/s/ David J. Matlin
Name: David J. Matlin Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2018	/s/ Rui Gao
Name: Rui Gao Title: Chief Financial Officer (Principal Financial and Accounting Officer)

