Form 10-Q
period 2018-09-30
Matlin & Partners Acquisition Corp
filed 2018-10-26
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 32,500,000 shares of the Company’s Class A common stock, par value $0.0001 (the “Class A common stock”) and 8,125,000 shares of the Company’s Class F common stock, par value $0.0001 (the “Class F common stock”) issued and outstanding.

MATLIN & PARTNERS ACQUISITION CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$153,999	$570,258
Prepaid expenses	26,050	70,777
Prepaid franchise taxes	–	36,520
Total current assets	180,049	677,555
Investments and cash held in trust account	329,542,912	326,449,859
Total assets	$329,722,961	$327,127,414

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$1,751,328	$138,157
Due to affiliate	90,000	19,200
Franchise taxes payable	33,480	–
Income taxes payable	7,038	16,969
Total current liabilities	1,881,846	174,326
Deferred underwriting commissions	10,250,000	10,250,000
Total liabilities	12,131,846	10,424,326

Class A common stock subject to possible redemption; $0.0001 par value; 31,259,111 and 31,170,308 shares as of September 30, 2018 and December 31, 2017, respectively (at redemption value of $10.00 per share)	312,591,110	311,703,080

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued or outstanding	–	–
Class A common stock, $0.0001 par value, 90,000,000 shares authorized, 1,240,889 and 1,329,692 shares issued and outstanding (excluding 31,259,111 and 31,170,308 shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	124	133
Class F common stock, $0.0001 par value, 10,000,000 shares authorized, 8,125,000 issued and outstanding as of September 30, 2018 and December 31, 2017	813	813
Additional paid-in-capital	3,358,484	4,246,505
Retained earnings	1,640,584	752,557
Total stockholders' equity	5,000,005	5,000,008
Total liabilities and stockholders' equity	$329,722,961	$327,127,414

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-
General and administrative expenses	(1,658,675)	(258,729)	(2,335,707)	(664,662)
Loss from operations	(1,658,675)	(258,729)	(2,335,707)	(664,662)
Interest income	1,524,305	798,570	4,040,803	1,509,443
Income (loss) before income taxes	(134,370)	539,841	1,705,096	844,781
Provision for income taxes	309,604	254,514	817,069	462,211
Net income (loss)	$(443,974)	$285,327	$888,027	$382,570

Weighted average number of shares outstanding:
Basic(1)	9,321,975	9,520,413	9,386,922	9,285,767
Diluted	40,625,000	40,625,000	40,625,000	32,068,223

Net income (loss) per common share:
Basic	$(0.05)	$0.03	$0.09	$0.04
Diluted	$(0.05)	$0.01	$0.02	$0.01

See accompanying notes to condensed financial statements.

(1)	This number excludes an aggregate of up to 31,259,111 and 31,132,810 shares subject to possible redemption on September 30, 2018 and September 30, 2017, respectively.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2018

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	1,329,692	$133	8,125,000	$813	$4,246,505	$752,557	$5,000,008
Class A common stock subject to possible redemption	(88,803)	(9)	–	–	(888,021)	–	(888,030)
Net income	–	–	–	–	–	888,027	888,027
Balance at September 30, 2018	1,240,889	$124	8,125,000	$813	$3,358,484	$1,640,584	$5,000,005

See accompanying notes to condensed financial statements.

MATLIN & PARTNERS ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$888,027	$382,570
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(4,040,803)	(1,509,443)
Changes in operating assets and liabilities:
Changes in prepaid expenses	44,727	(153,639)
Changes in prepaid franchise taxes	36,520	–
Changes in accounts payable and accrued expenses	1,613,171	187,502
Changes in due to affiliate	70,800	71,034
Changes in franchise taxes payable	33,480	–
Changes in income taxes payable	(9,931)	–
Net cash used in operating activities	(1,364,009)	(1,021,976)

Cash flows from investing activities:
Cash deposited in Trust Account	–	(325,000,000)
Interest income released from Trust Account for taxes	947,750	680,000
Net cash provided by (used in) investing activities	947,750	(324,320,000)

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	–	325,000,000
Proceeds from sale of Private Placement Warrants	–	7,750,000
Note payable borrowings and advance	–	75,000
Note payable payment	–	(275,000)
Payment of offering costs	–	(6,420,089)
Net cash provided by financing activities	–	326,129,911

(Decrease) increase in cash	(416,259)	787,935
Cash at beginning of period	570,258	65,620
Cash at end of period	$153,999	$853,555

Income taxes paid during the period	$827,000	$–

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$–	$10,250,000

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2018, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive under the treasury stock method. An aggregate of 31,259,111 and 31,132,810 shares of Class A common stock subject to possible redemption at September 30, 2018 and September 30, 2017 respectively, have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the Trust Account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At September 30, 2018 and December 31, 2017, the Company had no material deferred tax assets.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

Working Capital Loan

The Sponsor or an affiliate of the Sponsor or certain of officers and directors of the Company may, but are not obligated to, loan funds to the Company as may be required (the “Working Capital Loan”) in order to fund working capital deficiencies or finance transaction costs in connection with the Initial Business Combination. If the Initial Business Combination is completed, the Company would repay such loaned amounts. In the event that the Initial Business Combination does not close, a portion of the working capital held outside the Trust Account may be used to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Other than as set forth above, the terms of such loans by the Sponsor, an affiliate of the Sponsor or certain officers and directors of the Company, if any, have not been determined and no written agreements exist with respect to such loans.

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

The Company has a due to affiliate balance of $90,000 and $19,200 as of September 30, 2018 and December 31, 2017, respectively, for expenses paid by the Sponsor and its affiliate on behalf of the Company.

Note 5 — Investments and Cash Held in Trust Account

Upon the closing of the Public Offering and the Private Placement, $325,000,000 was placed in the Trust Account. At September 30, 2018, the Company’s Trust Account consisted of $1,857 of cash and $329,541,055 in investment securities. At December 31, 2017, the Company’s Trust Account consisted of $542 of cash and $326,449,317 in investment securities. The investment securities are consist only of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Such investment securities are carried at cost, which approximates fair value.

Note 6 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and December 31, 2017 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$329,541,055	$329,541,055	$-	$-
Total	$329,541,055	$329,541,055	$-	$-

	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments in money market fund held in Trust Account	$326,449,317	$326,449,317	$-	$-
Total	$326,449,317	$326,449,317	$-	$-

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 90,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such a business combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the business combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each common share. At September 30, 2018, there were 32,500,000 shares of Class A common stock (of which 31,259,111 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock issued and outstanding. At December 31, 2017, there were 32,500,000 shares of Class A common stock (of which 31,170,308 were classified outside of permanent equity) and 8,125,000 shares of Class F common stock issued and outstanding. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination.

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

Note 9 — Subsequent Event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As indicated in the accompanying financial statements, at September 30, 2018, we had $153,999 in cash outside of the trust account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the three and nine months ended September 30, 2018, we had a net loss of $443,974 and a net income of $888,027, respectively. Our entire activity through September 30, 2018, consisted of formation and preparation for the public offering and since the public offering, the search for a target business with which to consummate an initial business combination, and as such, we had no operations. Subsequent to the closing of the public offering on March 15, 2017, our normal operating costs included costs associated with our search for a target business, costs associated with our governance and public reporting, and state franchise taxes.

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

As of September 30, 2018, we have available to us $153,999 of cash on our balance sheet. We will use these funds to perform business, legal and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. As of September 30, 2018, we also had approximately $3.1 million in interest income available from our investments in the trust account that may be used to pay for our tax obligations.

Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”) in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Other than as set forth above, the terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or certain of our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The Company does not have sufficient working capital to meet the Company’s needs as of September 30, 2018. In the event that alternative funding sources are unavailable to us to meet our working capital requirements and pay for expenses associated with the Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required.. These fundings, if provided, will be out of the Working Capital Loan. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2018, the Company had outstanding warrants to purchase 24,000,000 shares of common stock. These shares were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been antidilutive under the treasury stock method. An aggregate of 31,259,111 and 31,132,810 shares of Class A common stock subject to possible redemption at September 30, 2018 and September 30, 2017, respectively, have been excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings from the trust account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. At September 30, 2018 and December 31, 2017, the Company had no material deferred tax assets.

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

The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock shall be affected by charges against additional paid in capital. Accordingly, of the 32,500,000 shares of Class A common stock included in the Units, 31,259,111 and 31,170,308 shares were classified outside of permanent equity at its redemption value at September 30, 2018 and December 31, 2017, respectively.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2018, our efforts have been limited to organizational activities, activities relating to our public offering and since the public offering, the search for a target business with which to consummate an initial business combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on March 10, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K filed by the Company with the SEC on March 28, 2018 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC, including, but not limited, those risks disclosed in our definitive proxy statement filed with the SEC on October 10, 2018.

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
2.1.1

Amendment No. 1, dated August 9, 2018, to Merger and Contribution Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, MPAC Merger Sub LLC, USWS Holdings LLC, certain blocker companies named therein and, solely for purposes described therein, the seller representatives named therein. (2)

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

(1)	Incorporated by reference to our Current Report on Form 8-K filed on July 16, 2018.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATLIN & PARTNERS ACQUISITION CORPORATION

Dated: October 26, 2018	/s/ David J. Matlin
Name: David J. Matlin Title: Chief Executive Officer (Principal Executive Officer)

Dated: October 26, 2018	/s/ Rui Gao
Name: Rui Gao Title: Chief Financial Officer (Principal Financial and Accounting Officer)

