Form 10-K
period 2018-12-31
U.S. WELL SERVICES, INC.
filed 2019-03-14
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 001-38025

U.S. WELL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1847117
(State or other jurisdiction of	(I.R.S. Employer incorporation or
organization)	Identification No.)

1360 Post Oak Boulevard, Suite 1800, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (832) 562-3730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
CLASS A COMMON SHARES $0.0001, par value	NASDAQ Capital Market
WARRANTS	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 29, 2018 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the Nasdaq Capital Market was $321,100,000.

As of March 11, 2019, the registrant had 49,254,760 shares of Class A Common Stock and 13,937,332 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of shareholders to be held in 2019 are incorporated by reference into Part III to the extent stated herein.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These are based on our current expectation, belief and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise, except to the extent required by law.

PART I

Item 1. Business.

Overview

We are a growth-oriented and technology-focused oilfield service company focused exclusively on hydraulic fracturing for oil and natural gas exploration and production (“E&P”) companies in the United States. We are one of the first companies to develop and commercially deploy electric powered hydraulic fracturing technology, which we believe is an industry changing technology. Currently, we provide our services in the Appalachian Basin, the Eagle Ford, and the Permian Basin. We have demonstrated the capability to expeditiously deploy our fleets to new oil and gas basins when requested by customers. Our customers include Antero Resources, Apache, Conoco, CNX, Encana Corp, Hawkwood, Marathon, Shell, Southwestern Energy and other leading E&P companies.

Company Formation

On February 21, 2012, U.S. Well Services, LLC (“USWS LLC”) was formed as a Delaware limited liability company. This Houston, Texas-based oilfield service provider grew organically from one diesel powered hydraulic fracturing fleet (“Conventional Fleets”) in April 2012 to 11 currently active fleets representing 550,000 hydraulic horsepower (“HHP”); two of which utilize our patented electric hydraulic fracturing technology (“Clean Fleets”). We currently have two new-build fleets which will be deployed during the first half of 2019 bringing our total fleet count to 13 and representing 630,000 HHP.

Due to a severe and prolonged industry downturn, USWS LLC completed an out-of-court restructuring (the “Restructuring”) in February 2017. The Restructuring resulted in the acquisition (the “Acquisition”) of all of the outstanding equity interest of USWS LLC (“Predecessor”) by newly-formed entity, USWS Holdings, LLC (“Successor” or “USWS Holdings”), a Delaware limited liability company formed for the purposes of effecting the Acquisition and had no operations of its own. The Restructuring was accounted for as a business combination under the acquisition method of accounting. USWS Holdings subsequently merged into US Well Services, Inc. (f/k/a Matlin & Partners Acquisition Corporation) on November 9, 2018, discussed further under Business Combination herein.

Business Combination

On March 10, 2016, Matlin & Partners Acquisition Corporation was originally incorporated in Delaware as a special purpose acquisition company (SPAC), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On March 15, 2017, Matlin & Partners Acquisition Corporation consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On November 9, 2018 (the “Closing Date”), Matlin & Partners Acquisition Corporation acquired USWS Holdings pursuant to a Merger and Contribution Agreement, dated as of July 13, 2018, and subsequently amended (as amended, the “Merger and Contribution Agreement” or the “Transaction”). The Transaction was accounted for as a reverse recapitalization. Under this method of accounting, USWS Holdings is treated as the acquirer and Matlin & Partners Acquisition Corporation is treated as the acquired party.

Pursuant to the Merger and Contribution Agreement, on the Closing Date, US Well Services, Inc. issued Class A common stock to certain members of USWS Holdings in exchange for their interests in USWS Holdings and Class B common stock to certain members of USWS Holdings who retained their interests in USWS Holdings.

Following the completion of the Transaction, the Company was organized as an “Up-C” structure, meaning that substantially all of the Company’s assets and operations are held and conducted by USWS LLC, and the Company’s only assets are equity interests representing 77.9% ownership of USWS Holdings as of December 31, 2018.

In connection with the closing of the Transaction, Matlin & Partners Acquisition Corporation changed its name to “US Well Services, Inc.” (herein referred to as the “Company”, “USWS Inc.” or ‘Registrant”) and its trading symbols on Nasdaq from “MPAC,” and “MPACW,” to “USWS” and “USWSW”.

Organizational Structure

The following diagram illustrates the ownership structure of the Company as of December 31, 2018:

Each share of Class B common stock has no economic rights to USWS Inc., but entitles its holder to one vote on all matters to be voted on by shareholders generally. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law. We do not intend to list Class B common stock on any exchange.

Under the Amended and Restated Limited Liability Company Agreement of USWS Holdings, LLC, each share of Class B common stock, together with one unit of USWS Holdings and subject to certain limitation, is exchangeable (the "Exchange Right") for one share of Class A common stock or, at the Company's election, the cash equivalent to the market value of one share of Class A common stock.  The exchange is subject to conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions.  In addition, upon a change in control of USWS Inc., USWS Inc. has the right to require each holder of USWS Holdings units (other than USWS Inc.) to exercise its Exchange Right with respect to some or all of such holder's USWS Holdings units.  An exchange of Class B common stock, together with the corresponding one unit of USWS Holdings member unit will result in both being cancelled.

Operations

Our operations are organized into a single business segment, which consists of hydraulic fracturing services, and we have one reportable geographical business segment, the United States.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer, for periods prior to the completion of the Business Combination, to USWS Holdings and its subsidiaries and, for periods upon or after the completion of the Business Combination, to US Well Services, Inc. and its subsidiaries, including USWS

Holdings and its subsidiaries.

Services

We provide hydraulic fracturing services to E&P companies. Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. Our customers benefit from our expertise in fracturing of horizontal and vertical oil- and natural gas-producing wells in shale and other unconventional geological formations.

The process of hydraulic fracturing involves pumping a pressurized stream of fracturing fluid — typically a mixture of water, chemicals and proppant — into a well casing or tubing in order to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent, or proppant, becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

Our fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. We have two designs for our hydraulic fracturing units: (1) our Conventional Fleets, which utilize traditional internal combustion engines, transmissions, radiators and are powered by diesel fuel and (2) our Clean Fleets which replace the traditional engines, transmissions, and radiators with electric motors powered by electricity generated by natural gas fueled turbine generators. Both designs utilize high-pressure hydraulic fracturing pumps mounted on trailers. We refer to the group of pump trailers and other equipment necessary to perform a typical fracturing job as a “fleet,” and the personnel assigned to each fleet as a “crew.”

Clean Fleets Technology

Our Clean Fleets combine natural gas turbine generators with electric motors and existing industry equipment to provide fracturing services with numerous advantages over conventional fleets. Our Clean Fleets technology is a proven technology that has been in commercial operations since July 2014, making us a leading provider of electric-powered hydraulic fracturing services. Our Clean Fleets technology is supported by a robust intellectual property portfolio. We have been granted, or have received notice of allowance, for 18 patents and have an additional 75 patents pending.

We believe Clean Fleets provide the Company with a distinct competitive advantage over our competitors because of the following characteristics:

•	Environmental benefits. Clean Fleets can substantially reduce emissions of air pollutants as compared to conventional fleets, reducing the environmental impact of hydraulic fracturing operations.
•

Fuel cost savings. The use of natural gas directly from the field allows our Clean Fleets to eliminate diesel fuel costs including cost of delivery to wellsite, providing significant fuel cost savings versus a conventional diesel-powered fleet.

•

Improved operational efficiency. The elimination of diesel delivery results in simpler logistics, reduced truck traffic and congestion on location and in the community. The reduction of routine maintenance services (e.g., oil changes) along with the inherent stability of the electric system maximizes productive time at the wellsite, allowing our Clean Fleets to pump more hours per day versus a conventional diesel-powered fleet, resulting in fewer days on location. In addition to the cost of the completion crew, our customers incur significant costs for ancillary equipment and service providers each day on site. The reduction in days on site creates additional economic benefit to our customers by reducing these costs.

•

Reduced repair and maintenance cost. Clean Fleets eliminate the use of diesel engines and transmissions, which require on-going maintenance in the form of routine oil and filter changes, component replacements and eventual rebuilds. In addition to having a materially longer rebuild cycle, the cost to rebuild an electric motor is significantly less than the cost to rebuild a conventional engine, transmission and radiator.

•

Longer equipment useful life. Natural gas-powered generators are proven, long-lived assets that have operated in harsh environments for decades. In conjunction with the turbine generators, Clean Fleets use electric motors that have fewer mechanical parts relative to the conventional diesel-powered engines and transmissions. Similar to the generators, these electric motors have been in use in other heavy-duty industrial applications for decades with a demonstrated useful life of more than 20 years.

•

Reduced noise pollution. Clean Fleets offer a dramatic reduction in sound pressure and low frequency noise as compared to conventional fracturing fleets, which benefits the surrounding communities and improves work-site conditions for our employees and customers.

•

Enhanced safety features. Clean Fleets reduce heat and noise emissions, making the wellsite safer for our employees and all personnel at the wellsite. Additionally, by eliminating diesel truck deliveries, Clean Fleets decrease the danger from refueling operations, reduces traffic in the communities in which we operate and limits wellsite crowding.

Competitive Strengths

We believe that the following strengths will position us to provide high-quality service to our customers and create value for our stockholders:

•

Proprietary Clean Fleets technology. We are a market leader in electric fracturing technology, with two active all-electric hydraulic fracturing fleets and two under construction. Our Clean Fleets provide substantial cost savings by replacing diesel fuel with natural gas and offer considerable operational, safety and environmental advantages. Clean Fleets offer superior operational efficiency resulting from reduced non-productive time due to repairs, maintenance and failures associated with diesel-powered engines and transmissions. Additionally, Clean Fleets can substantially reduce emissions of air pollutants and noise from the wellsite. We believe that adoption of this technology in the near term will materially increase and allow us to continue to significantly expand our market share over the next several years.

•

Strong customer relationships supported by contracts. We have cultivated strong relationships with a diverse group of blue-chip customers as a result of the quality of our service, safety performance and ability to work with customers to establish mutually beneficial service agreements. Our contracts provide customers with certainty of service pricing, allowing them to efficiently budget and plan the development of their wells. Additionally, our contracts allow us to maintain high utilization of our fleet and generate revenue and cash flow through industry cycles. We believe our relationships and the structure of our contracts position us to continue to build long-term partnerships with customers and support stable financial performance.

•

Modern, high-quality equipment and rigorous maintenance program. Our hydraulic fracturing fleets consist of modern, well-maintained equipment. We invest in high-quality equipment from leading original equipment manufacturers and use all stainless-steel fluid ends. Moreover, we take proactive measures to maintain the quality of our equipment, using specialized equipment to monitor frac pump integrity and our proprietary FRAC MD® data analytics platform to support preventative maintenance efforts. We believe the quality of our equipment is critical to our ability to provide high quality service to our customers.

•

Strong, employee-centered culture. Our employees are critical to our success and are a key source of our competitive advantage. We continuously invest in training and development for our employees, and as a result, we are able to provide consistent, high-quality service and safe working conditions for both employees and customers. During the recent industry downturn, we maintained higher levels of utilization and were able to operate without making significant reductions in force. In the current operating environment, our well-trained, highly capable employees have expanded with us, helping to crew fleets in new markets, which has ensured a consistent culture and the high quality of service for which we are known.

•

Track record for safety. Safety is a critical element of our operations. We focus on providing customers with the highest quality of service by employing a trained and motivated workforce that is rigorously focused on safety. We continuously review safety data and work to develop and implement policies and procedures that ensure the safety and wellbeing of our employees, customers and the communities in which we operate. Our field operators are empowered to stop work and question the safety of a situation or task performed. We use specialized technology to improve safety for our truck drivers, and employ measures to mitigate the risk of respirable silica dust exposure on the wellsite. We believe our record of safe operations makes us an attractive partner for both our customers and our employees.

•

Proven, cycle-tested management team. Our management team has a proven track record for building and operating oilfield service companies. As a result of our strategy, we have grown the business organically. Our operating and commercial teams have significant industry experience and longstanding relationships with our clients. We believe our management team’s experience and relationships position us to generate business and create value for stockholders.

Customer Concentration

Our customers include a broad range of leading E&P companies. For the year ended December 31, 2018, Antero Resources, Southwestern Energy, Hawkwood Energy, Wildhorse Resource Development, and CNX Resources each comprised greater than 10% of our consolidated revenues.

Suppliers

We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We currently rely on a limited number of suppliers from which we procure major equipment components used to maintain, build or upgrade our custom Clean Fleets hydraulic fracturing equipment.  In addition, some of these components have few suppliers and long lead times to acquire. Historically, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or equipment by one of our suppliers, we may not always be able to do so. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Competition

The markets in which we operate are very competitive. We provide services in various geographic regions across the United States, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company and Schlumberger Limited as well as other companies including Basic Energy Services, Inc., BJ Services Company, C&J Energy Services, Inc., Calfrac Well Services Ltd., FTS International, Inc., Keane Group, Inc., Liberty Oilfield Services, Inc. Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc., and Superior Energy Services, Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.

We believe that the principal competitive factors in the markets we serve are technical expertise, equipment capacity, work force competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment.

Cyclical Nature of Industry

We operate in a cyclical industry. The key factor driving demand for our services is the level of well completions by E&P companies, which in turn depends largely on the current and anticipated economics of new well completions. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. E&P companies tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies like us.

Increased E&P capital expenditures ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices which in turn tend to reduce demand for oilfield services. For these reasons, the results of our operations may fluctuate from quarter to quarter and from year to year, and these fluctuations may distort comparisons of results across periods.

Seasonality

Historically, our results of operations have not been significantly affected by seasonality. However, inclement weather, the capital expenditure cycles of our customers, and holidays can impact our operating results.

Insurance

Although we maintain insurance coverage of types and amounts that we believe to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium costs relative to perceived risk. Further, insurance rates have in the past been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions. Liabilities for which we are not insured, or which exceed the policy limits of their applicable insurance, could have a material adverse effect on our business and financial condition.

Environmental and Occupational Health and Safety Regulations

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, and occupational health and safety. Numerous federal, state and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil and criminal penalties and may result in permit revocations or modifications, operational disruptions, or injunctive obligations for noncompliance. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically-sensitive areas and other protected areas, or require action to prevent or remediate pollution from current or former operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety laws and regulations occur frequently, and any changes in the laws or regulations or the interpretation thereof that result in more stringent and costly requirements could materially adversely affect our operations and financial position. We have not experienced any material adverse effect from compliance with these requirements. This trend, however, may not continue in the future.

Below is an overview of some of the more significant environmental, health and safety requirements with which we must comply. Our customers’ operations are subject to similar laws and regulations. Any material adverse effect of these laws and regulations on our customers’ operations and financial position may also have an indirect material adverse effect on our operations and financial position.

Waste Handling. We handle, transport, store and dispose of wastes that are subject to the Resource Conservation and Recovery Act (RCRA) and comparable state laws and regulations, which affect their activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with our own, more stringent requirements. Although certain petroleum production wastes are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of nonhazardous waste provisions.

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Moreover, the Environmental Protection Agency (EPA) or state or local governments may adopt more stringent requirements for the handling of nonhazardous wastes or re-categorize some nonhazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as hazardous wastes. Several environmental organizations have also petitioned the EPA to modify existing regulations to re-categorize certain oil and natural gas exploration, development and production wastes as hazardous. Any such changes in these laws and regulations could have a material adverse effect on our capital expenditures and operating expenses. Although we do not believe the current costs of managing their wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase their costs to manage and dispose of such wastes.

Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or “Superfund”) and analogous state laws generally impose liability without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Liability for the costs of removing or remediating previously disposed wastes or contamination, damages to natural resources, the costs of conducting certain health studies, amongst other things, is strict and joint and several. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA and comparable state laws. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such hazardous substances have been released.

NORM. In the course of our operations, some of our equipment may be exposed to naturally occurring radioactive materials (NORM) associated with oil and gas deposits and accordingly may result in the generation of wastes and other materials containing NORM. NORM exhibiting levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements.

Water Discharges. The Clean Water Act, Safe Drinking Water Act, Oil Pollution Act and analogous state laws and regulations impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “Corps”), or the state. The Clean Water Act has been interpreted by these agencies to apply broadly. The EPA and the Corps released a rule to revise the definition of “waters of the United States,” or WOTUS, for all Clean Water Act programs, which went into effect in August 2015. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction to hear challenges to the rule rests with the federal district or appellate courts. In January 2018, the Supreme Court ruled that district courts have jurisdiction over challenges to the rule. EPA has instituted rulemakings to both delay the effective date of this rule and repeal the rule.  Federal district court decisions have preserved the stay in a majority of states, which remain subject to pre-2015 regulated waters regulations.  Litigation surrounding this rule is ongoing.  More recently, on December 11, 2018, the EPA and the Corps released a proposal to revise the 2015 Clean Water Rule so as to narrow the regulatory definition of waters of the United States, with a 60-day comment period to follow. Also, spill prevention, control and countermeasure plan requirements require appropriate containment berms and similar structures to help prevent the contamination of regulated waters.

Air Emissions. The Clean Air Act (CAA) and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other emissions control requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants from specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. These and other laws and regulations may increase the costs of compliance for some facilities where we operate. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects.

Climate Change. The EPA has determined that greenhouse gasses (“GHGs”) present an endangerment to public health and the environment because such gases contribute to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted and implemented, and continues to adopt and implement, regulations that restrict emissions of GHGs under existing provisions of the CAA. The EPA also requires the annual reporting of GHG emissions from certain large sources of GHG emissions in the United States, including certain oil and gas production facilities. The U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. And in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Paris Agreement entered into force in November 2016. On June 1, 2017, the United States President announced that the U.S. planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020.

Moreover, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.

Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (ESA) and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and various state analogs. The U.S. Fish and Wildlife Service may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.

Regulation of Hydraulic Fracturing and Related Activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. However, in June 2017, the EPA proposed a two year stay of the fugitive emissions monitoring requirements, pneumatic pump standards, and closed vent system certification requirements in the 2016 New Source Performance Standards rule for the oil and gas industry while it reconsiders these aspects of the rule. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so. The U.S. Department of Interior’s Bureau of Land Management (BLM) finalized similar rules in November 2016 that limit methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. The BLM adopted final rules in January 2017. Operators generally had one year from the January 2017 effective date to come into compliance with the rule’s requirements. In December 2017, the BLM temporarily suspended or delayed certain of these requirements set forth in its Venting and Flaring Rule until January 2019, and in September 2018 BLM proposed a revised rule which scaled back the waste-prevention requirements of the 2016 rule.  Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain.  Moreover, in March 2015, the Department of Interior Bureau of Land Management (BLM) issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water. However, BLM rescinded this rule in December 2017. In January 2018, California and a coalition of environmental groups filed suit in the Northern District of California to challenge BLM’s rescission of the 2015 rule. This litigation is ongoing and future implementation of the rule is uncertain at this time.

Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could require disclosure of the chemical constituents of the fluids used in the fracturing process, restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

More recently, federal and state governments have begun investigating whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. For example, in December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances such as water withdrawals for fracturing in times or areas of low water availability, surface spills during the management of fracturing fluids, chemicals or produced water, injection of fracturing fluids into wells with inadequate mechanical integrity, injection of fracturing fluids directly into groundwater resources, discharge of inadequately treated fracturing wastewater to surface waters, and disposal or storage of fracturing wastewater in unlined pits. The results of these studies could lead the federal government and has led some state governments to develop and implement additional regulations, including stricter regulatory requirements relating to the location and operation of underground injection wells or requirements regarding the permitting of produced water disposal wells or otherwise.

Increased regulation of hydraulic fracturing and related activities (whether as a result of the EPA study results or resulting from other factors) could subject us and our customers to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, and plugging and abandonment requirements. New requirements could result in increased operational costs for us and our customers and reduce the demand for our services.

OSHA Matters. The Occupational Safety and Health Act (OSHA) and comparable state statutes regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.

Employees

As of December 31, 2018, we had 856 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are excellent. From time to time, we will utilize the services of independent contractors to perform various field and/or other services.

Intellectual Property

We have been granted or have received notice of allowance for 18 patents, which begin to expire in late 2033, and have an additional 75 patents pending. Our patents protect our Clean Fleets from being duplicated by competitors. These patents help provide unique competitive advantages in operating areas where noise and emissions are key concerns. We also use proprietary FRAC MD® technology to support our preventative maintenance program and prolong equipment useful life. This technology utilizes specialized equipment to capture and analyze vibrations in order to identify component stress so maintenance can be performed prior to catastrophic failures.

Availability of Information

We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.

We also make available free of charge through our website, www.uswellservices.com, electronic copies of certain documents that we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.

Item 1A. Risk Factors.

The following risk factors apply to our business and operations and the industry in which we operate. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, financial condition or prospects. The following discussion should be read in conjunction with our consolidated financial statements and notes to the financial statements included in this Annual Report.

Risks Related to Our Business and Industry

Our business depends on the level of capital spending and exploration and production activity by the onshore oil and natural gas industry in the United States, and the level of such activity is affected by industry conditions that are beyond our control.

Our business is directly affected by the willingness of our customers to make expenditures to explore for, develop and produce oil and natural gas from onshore unconventional resources in the United States. The willingness of our customers to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

•	prices, and expectations about future prices, for oil and natural gas;
•	domestic and foreign supply of, and demand for, oil and natural gas and related products;
•	the level of global and domestic oil and natural gas inventories;
•	the supply of and demand for hydraulic fracturing and other oilfield services and equipment in the United States;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	available pipeline, storage and other transportation capacity;
•	lead times associated with acquiring equipment and products and availability of qualified personnel;
•	the discovery rates of new oil and natural gas reserves;
•

federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•	geopolitical developments and political instability in oil and natural gas producing countries;
•	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	the price and availability of alternative fuels and energy sources;
•	weather conditions and natural disasters;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing; and
•	U.S. federal, state and local and non-U.S. governmental regulations and taxes.

The oil and natural gas industry is volatile. A prolonged economic slowdown or recession in the United States, adverse events relating to the energy industry or regional, national and global economic conditions and factors, could negatively impact exploration and production activity and the level of drilling and completion activity by some of our customers. This volatility may result in a decline in the demand for, or adversely affect the price of, our services. In addition, material declines in oil and natural gas prices, the development of oil and natural gas reserves in our market areas or drilling or completion activity in the U.S. oil and natural gas shale regions, could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows.

The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.

The demand for our services is substantially influenced by current and anticipated crude oil and natural gas commodity prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in crude oil and natural gas commodity prices (or the perception that crude oil and natural gas commodity prices will decrease) affects the spending patterns of our customers, and the products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. As a result, we may experience lower utilization of, and may be forced to lower our rates for, our equipment and services.

Historical prices for crude oil and natural gas have been extremely volatile and are expected to continue to be volatile. The market prices for crude oil and natural gas depend on factors beyond our control, including worldwide and domestic supplies of crude oil and natural gas and actions taken by foreign oil and gas producing nations. Crude oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a sustained decline from the highs in the latter half of 2014 to the lows in 2016. Although commodity prices improved in late 2016 through the first part of 2018, prices significantly decreased during the third and fourth quarter of 2018 and continue to remain volatile.

As a result of declines and volatility in commodity prices, exploration and production companies moved to significantly cut costs, both by decreasing drilling and completion activity and by demanding price concessions from their service providers, including providers of hydraulic fracturing services. In turn, service providers, including hydraulic fracturing service providers, were forced to lower their operating costs and capital expenditures, while continuing to operate their businesses in an extremely competitive environment. Prolonged periods of price instability in the oil and natural gas industry will adversely affect the demand for our products and services, our financial condition, prospects and results of operations and our ability to service our debt or fund capital expenditures.

Additionally, fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce the demand for oil and natural gas products, creating downward pressure on commodity prices and the prices we are able to charge for our services.

Our level of current and future indebtedness could adversely affect our financial condition.

As of December 31, 2018, we had $56.0 million of borrowings outstanding, with available capacity of $9.0 million, under our first lien credit facility and $40.0 million of borrowings outstanding, with available capacity of $35.0 million, under our second lien credit facility. Loans made under our second lien credit facility bear interest rates which escalate at specified dates. Our credit facilities are scheduled to mature on May 31, 2020, at which time we will be required to repay, extend or refinance our indebtedness. We may not be able to extend, replace or refinance either one or both of our existing credit facilities on terms reasonably acceptable to us, or at all. Our obligations under both our first lien credit facility and second lien credit facility are secured by substantially all of our assets. In addition, we have entered into several security agreements with financial institutions for the purchase of certain fracturing equipment. As of December 31, 2018, the aggregate outstanding balance under our equipment financing arrangements was $11.6 million, of which $3.3 million is due within one year. Our equipment financing arrangements are secured by certain of our fracturing equipment. If we are unable to meet our debt service obligations, our lenders under our first lien credit facility, second lien credit facility or equipment financing arrangements can seek to foreclose on our assets. For more information about our credit facilities and equipment financing arrangements, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our ability to meet our debt service obligations will be dependent upon future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to pay our debt service obligations when due. Moreover, we may incur additional indebtedness, which would increase the amount of cash flow we need to service debt obligations. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to restructure or refinance all or a portion of such indebtedness or to obtain additional financing. We cannot assure you, however, that we would be able to sell assets, restructure or refinance all or a portion of our indebtedness or obtain additional financing on commercially reasonable terms or at all. Moreover, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms.  To the extent inadequate liquidity or other considerations require us to seek to restructure or refinance our indebtedness, our ability to do so will depend on numerous factors, including many beyond our control, such as the condition of the capital markets and our financial condition at such time.  Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Our credit facilities subject us to financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our credit facilities.

Our credit facilities subject us to restrictive covenants, including, among other things, limitations (each of which is subject to certain exceptions) on our ability to incur debt, grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of our assets) and asset sales or other types of dispositions, restrict subsidiary dividends or other subsidiary distributions, enter into transactions with affiliates and swap counterparties, make investments and restricted payments, permit subsidiaries to provide guarantees to other material debt, and enter into leases and sale and lease back arrangements.

Additionally, our credit facilities are subject to financial covenants requiring us to maintain certain ratios, including a total leverage ratio and fixed charge coverage ratio. For a description of the financial covenants under our credit facilities, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If our liquidity falls below the prescribed level and we are unable to remain in compliance with the financial covenants of our credit facilities, then amounts outstanding thereunder may be accelerated and become due immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and any such acceleration could have a material adverse effect on our financial condition and results of operations.

Moreover, subject to the limits contained in our credit facilities, we may incur substantial additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:

•

covenants contained in the documents governing such indebtedness may require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;
•	we may be competitively disadvantaged to our competitors that are less leveraged or have greater access to capital resources; and
•	we may be more vulnerable to adverse economic and industry conditions.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our ability to refinance our indebtedness.

Financial regulators are working to transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts. On July 27, 2017, the Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. While our current credit facilities are scheduled to mature in May 2020, potential changes, or uncertainty related to such potential changes in interest rate benchmarks may adversely affect our ability to refinance our indebtedness. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, financial condition and results of operations.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured.

Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. In addition, our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to our business due to personal injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage or other damage resulting in curtailment or suspension of our operations. Litigation arising from operations where our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. The cost of managing such risks may be significant, and the frequency and severity of such incidents may affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.

Our insurance may not be adequate to cover all losses or liabilities we may suffer, and the insurance coverage may not be adequate to cover claims that may arise. We are not fully insured against all risks, either because insurance is not available or coverage is excluded from our policy, or because of the high premium costs relative to perceived risk. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. Insurance rates in the past have been subject to wide fluctuation and changes in coverage could result in less coverage, increases in cost or higher deductibles and retentions or the imposition of sub-limits for certain risks. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition.

Our long-term contracts are subject to certain risks, including cancellation without payment for early termination, inability to renew or replace at favorable economic terms, and changing market conditions that result in higher costs without offsetting revenue escalations.

We generally have long-term written contractual arrangements with our customers on the majority of our equipment. As contracts with our customers come up for replacement or renewal, changing market conditions may prevent us from replacing or renewing the contracts on comparable terms. Our ability to achieve favorable terms under these expiring contracts could be affected by many factors, including prolonged reduced commodity prices, decrease in demand for our services or increased competition in the markets we serve. If we are unable to replace the expiring agreements or renew the expiring agreements on comparable terms, it could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our shareholders.

With no long-term contract in place, such customers could cease buying our services at any time, for any reason, with little or no recourse. If multiple customers or a material customer with whom we did not have a long-term contract in place elected not to purchase our services, our business prospects, financial condition and results of operations could be adversely affected.

Competition within the oilfield services industry may adversely affect our ability to market our services.

The oilfield services industry is highly competitive and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. Our larger competitors’ greater resources allow them to better withstand industry downturns and compete more effectively on the basis of technology, geographic scope and retained skilled personnel. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets.

We believe the principal competitive factors in the market areas we serve are price, equipment quality, supply chains, balance sheet strength and financial condition, product and service quality, safety record, availability of crews and equipment and technical proficiency. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services or expand into service areas where we operate. Competitive pressures or other factors may also result in significant price competition, particularly during industry downturns. We have previously seen substantial reductions in the prices we can charge for our services based on reduced demand and resulting overcapacity, including an intensified competitive environment from late 2014 to late 2016 as a result of an industry downturn and oversupply of oilfield services. Any inability to compete effectively with our competitors or overcapacity in the markets which we serve could adversely affect our business and results of operations.

We are dependent on a few customers in a single industry. The loss of one or more significant customers could adversely affect our financial condition, prospects and results of operations.

Our customers are engaged in the oil and natural gas E&P business in the United States. Historically, we have been dependent upon a few customers for a significant portion of our revenue. For the year ended December 31, 2018, Antero Resources, Southwestern Energy, Hawkwood Energy, Wildhorse Resources, and CNX Resources each accounted for greater than 10% of total consolidated revenues. For the year ended December 31, 2017, Antero Resources and Southwestern Energy accounted for greater than 10% of total consolidated revenues. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Additionally, the oil and natural gas industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers. If we were to lose any material customer, or if a major customer fails to pay or delays in paying for our services, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business, financial condition, prospects and results of operations.

We currently rely on a limited number of suppliers for major equipment to build new and upgrade existing electric fleets to our current custom Clean Fleet® design, and our reliance on these vendors exposes us to risks including price and timing of delivery.

We currently rely on a limited number of suppliers for major equipment to build our new fleets and upgrade any existing electric fleets as needed to our current custom Clean Fleet® design. During periods in which fracturing services are in high demand, we have experienced delays in obtaining certain parts that are used in fabricating and assembling our fleets. If demand for hydraulic fracturing fleets or the components necessary to build such fleets increases or these vendors face financial distress or bankruptcy, these vendors may not be able to provide the new or upgraded fleets on schedule or at the current price. If this were to occur, we could be required to seek other suppliers for major equipment to build or upgrade our fleets, which may adversely affect our revenues or increase our costs.

Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.

Our fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. The costs of components and labor may increase in the future which will require us to incur additional costs to maintain, upgrade and/or refurbish our fleets. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, upgrades or refurbishment. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our fleets and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.

We are subject to federal, state and local laws and regulations regarding issues of health, safety and protection of the environment, including with respect to our hydraulic fracturing operations. Under these laws and regulations, we may become liable for penalties, damages or costs of remediation or other corrective measures. Any changes in laws or government regulations could increase our costs of doing business.

Our operations are subject to stringent federal, state, and local laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, endangered species, greenhouse gasses, nonattainment areas, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level or changes in the way these requirements are interpreted or enforced could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition. For more information about regulations and laws regarding issues of health, safety and protection of the environment in our industry, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

In December 2016, the EPA issued a study of the potential impacts of hydraulic fracturing on drinking water and groundwater. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The

EPA study could spur further initiatives to regulate hydraulic fracturing. Additionally, state legislatures, state regulatory agencies and local municipalities may consider legislation, regulations or ordinances, respectively that could affect all aspects of the oil and natural gas industry and occasionally take action to restrict or further regulate hydraulic fracturing operations. Some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing or zoning ordinances, which could impose a de facto ban on drilling and hydraulic fracturing operations. At this time, it is not possible to estimate the potential impact on our business of these state and municipal actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. Compliance, stricter regulations or the consequences of any failure to comply by us could have a material adverse effect on our business, financial condition, prospects and results of operations. For more information about regulations relating to hydraulic fracturing, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

Furthermore, many states in which we operate require the disclosure of some or all of the chemicals used in our hydraulic fracturing operations. Certain aspects of one or more of these chemicals may be considered proprietary by us or our chemical suppliers. Disclosure of our proprietary chemical information to third parties or to the public, even if inadvertent, could diminish the value of our trade secrets or those of our chemical suppliers and could result in competitive harm to us, which could have an adverse impact on our business, financial condition, prospects and results of operations. Additionally, our business could be affected by a moratorium or increased regulation of companies in our supply chain, such as sand mining by our proppant suppliers, which could limit our access to supplies and increase the costs of our raw materials. At this time, it is not possible to estimate how these various restrictions could affect our ongoing operations.

Many regulatory and legislative bodies routinely evaluate the adequacy and effectiveness of laws and regulations affecting the oil and gas industry. The oil and gas industry is one of the sectors designated for increased enforcement by the EPA, which will continue to regulate our industry in the years to come. Laws and regulations protecting the environment, especially those related to greenhouse gases (“GHGs”) and climate change, generally have become more stringent over time, and we expect them to continue to do so. This could lead to material increases in our costs and liability exposure for future environmental compliance and remediation and may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. Additionally, if we expand the size or scope of our operations, we could be subject to regulations that are more stringent than the requirements under which we are currently allowed to operate or require additional authorizations to continue operations. Compliance with this additional regulatory burden could increase our operating or other costs.

Additionally, failure to comply with government, industry or our own health and safety laws and regulations, or failure to comply with our compliance or reporting requirements, could tarnish our reputation for safety and quality and have a material adverse effect on our competitive position. In addition, customers maintain their own compliance and reporting requirements, and if we do not perform in accordance with their requirements, we could lose business from our customers, many of whom have an increased focus on environmental and safety issues.

Climate change legislation, regulations restricting emissions of greenhouse gases or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the crude oil and natural gas produced by our customers.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. From time to time, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases but no such legislation has yet been adopted by Congress. Some states have individually or in regional cooperation, imposed restrictions on greenhouse gas emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content. In the future, the United States may also choose to adhere to international agreements targeting GHGs reductions. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas our customers produce.

Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. For more information about climate change legislation, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

Furthermore, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHGs emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHGs emissions-related agreements, legislation and measures on our company’s financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.

We have been granted or have received notice of allowance for 18 patents, and have an additional 75 patents pending. If we are not able to maintain the confidentiality of our trade secrets or fail to adequately protect our intellectual property rights we have now or acquire in the future, our competitive advantage would be diminished. Additionally, competitors may be able to replicate our technology or services protected by our intellectual property rights. We cannot assure you that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.

We may be adversely affected by disputes regarding intellectual property rights of third parties.

Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates or otherwise violates intellectual property rights. If any third parties bring a claim of intellectual property infringement against us, we may be subject to costly and time-consuming litigation, diverting the attention of management and our employees. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. If we are unsuccessful in defending such claims, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.

If we were to discover that our technologies or products infringe valid intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. If our inability to obtain required licenses for our technologies or products prevents us from selling our products, it could adversely impact our financial condition and results of operations.

We may be subject to interruptions or failures in our information technology systems.

We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyberattacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.

We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. In the past, we have experienced data security breaches resulting from unauthorized access to our systems, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Changes in transportation regulations may increase our costs and negatively impact our results of operations.

We are subject to various transportation regulations, including as a motor carrier by the U.S. Department of Transportation and by various federal and state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain routes or times on specific roadways. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

We may be unable to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers. In addition, the absence or loss of certain key employees could adversely affect our business.

The delivery of our services requires personnel with specialized skills and experience who can perform physically demanding work. Additionally, our ability to successfully operate our business is dependent upon the efforts of certain key personnel, including our senior management. The demand for skilled workers in our areas of operations can be high, the supply may be limited, and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. If we are unable to retain or meet growing demand for skilled technical personnel, our operating results and our ability to execute our growth strategies may be adversely affected. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Further, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wage rates.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and require full compliance with the Immigration Reform and Control Act of 1986 and other laws concerning immigration and the hiring of legally documented workers. In some cases, it may be necessary to obtain a required work authorization from the U.S. Department of Homeland Security or similar government agency prior to a foreign national working as an employee for us. There may be costs that arise in the course of our efforts to comply with various current or future labor and employment related regulations.

In addition, many key responsibilities within our business have been assigned to a small number of employees. The unexpected loss or unavailability of key members of management or technical personnel, in particular one or more members of our executive team, including our chief executive officer, chief financial officer, chief administrative officer and chief operating officer, may have a material adverse effect on our business, financial condition, prospects or results of operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

Anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Texas, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if wells, operations sites or other related facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and gas, which, in turn, could also reduce the demand for our products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the domestic E&P industry which, as described above, is subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects or results of operations.

We rely on a limited number of third parties for sand, proppant and chemicals, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.

We have established relationships with a limited number of suppliers of our raw materials (such as sand, proppant and chemicals). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing and volatile costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant. Additionally, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are “take or pay” agreements with minimum purchase obligations. If demand for our services decreases, demand for the raw materials we supply as part of these services will also decrease. Additionally, some of our customers have bought, and in the future may buy, proppant directly from vendors, reducing our need for proppant. If demand decreases enough, or our customers buy proppant directly from vendors, we could have contractual minimum commitments that exceed the required amount of goods we need to supply to our customers. To the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.

Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.

Our operations and the operations of our oil and natural gas producing customers require permits from one or more governmental agencies in order to perform drilling and completion activities, secure water rights, or engage in other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Therefore, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us and adversely affecting our results of operations in support of those customers.

Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water. Restrictions on the ability to obtain water for exploration and production activities and the disposal of flowback and produced water may impact their operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our oil and natural gas producing customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third-party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their exploration and production operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from exploration and production activities. For more information about regulations affecting the availability of water for our customers, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.” Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and cause delays, interruptions or termination of our customers’ operations, the extent of which cannot be predicted. In addition, the legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from recent seismic events near underground disposal wells that are used for the disposal by injection of produced water resulting from oil, natural gas and natural gas liquids activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events.

Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil, natural gas and natural gas liquids activities utilizing injection wells for produced water disposal.

Any one or more of these developments may result in us or our vendors having to limit disposal well volumes, disposal rates and pressures or locations, or require us or our vendors to shut down or curtail the injection into disposal wells, which events could have a material adverse effect on our business, financial condition and results of operations.

Our ability to expand our operations relies in part on our ability to market our Clean Fleets technology, and advancements in well service technologies, including those involving hydraulic fracturing, could have a material adverse effect on our business, financial condition and results of operations.

The hydraulic fracturing industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies, some of which may be subject to patent or other intellectual property protections. For example, we use our patented Clean Fleets technology as a competitive advantage in the markets we serve. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.

We may record losses or impairment charges related to idle assets or assets that we sell.

Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. These events could result in the recognition of impairment charges that negatively impact our financial results. Significant impairment charges as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.

Risks Related to Our Securities

Our only significant assets are the ownership of a majority interest in USWS Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations.

We have no direct operations or significant assets other than the ownership of a majority (77.9%) interest in USWS Holdings. We depend on USWS Holdings and its subsidiaries, including U.S. Well Services, LLC, for distributions, loans and other payments to generate the funds necessary to meet our financial obligations. Subject to certain restrictions, USWS Holdings generally will be required to (i) make pro rata distributions to its members, including us, in an amount at least sufficient to enable us to pay our taxes and (ii) reimburse us for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing indebtedness of USWS Holdings and its subsidiaries, as well as the financial condition and operating requirements of USWS Holdings and its subsidiaries may limit our ability to obtain cash from USWS Holdings. The earnings from, or other available assets of, USWS Holdings and its subsidiaries, may not be sufficient to enable us to satisfy our financial obligations. USWS Holdings is classified as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of USWS Units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by USWS Holdings. Under the terms of the Amended and Restated Limited Liability Company Agreement of USWS Holdings, dated November 9, 2018, among MPAC and certain owners of common units in USWS Holdings (the “Non-Blocker USWS Members”) and (the “A&R USWS Holdings LLC Agreement”), USWS Holdings is obligated to make tax distributions to holders of the USWS Units, including us, except to the extent such distributions would render USWS Holdings insolvent or are otherwise prohibited by law or the terms of any future financing agreement of USWS Holdings or its subsidiaries. In addition to our tax obligations, we also incur expenses related to our operations and our interests in USWS Holdings, including costs and expenses of being a publicly-traded company, all of which could be significant. To the extent that we require funds and USWS Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Class A common stock and warrants are currently listed on Nasdaq. There can be no assurance that we will be able to meet Nasdaq’s listing requirements with respect to our Class A common stock and warrants. If our Class A common stock or warrants are delisted, there could be limited availability of market quotations for the Class A common stock and warrants and reduced liquidity in trading for these securities. Although we anticipate that these securities would be eligible for quotation and trading on the over-the-counter market, there can be no assurance that trading would be commenced or maintained on the over-the-counter market.

In addition, if we failed to meet Nasdaq’s listing requirements with respect to our Class A common stock, in addition to reduced liquidity, we and our stockholders could face significant material adverse consequences including:

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock is listed on Nasdaq, it is a covered security. Although the states are preempted from regulating the sale of our Class A common stock, if we were no longer listed on Nasdaq, our Class A common stock would not be a covered security and we would be subject to regulation in each state in which we offer our Class A common stock.

During 2018, the Company received a notice from the Staff of Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with the minimum number of round lot holders of the Company’s Class A common stock and warrants. The Company subsequently received confirmation from Nasdaq in March 2019 that it is in compliance with the minimum round lot holder rules for its Class A common stock and warrants.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, increases costs and distracts management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions, related regulations of the SEC and the requirements of Nasdaq. We rely on a small number of key personnel to manage compliance with these regulations, and compliance with such regulations causes additional costs to our operations and diverts management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, accounting systems disclosure controls and procedures, auditing functions and other procedures related to public reporting in order to meet our reporting obligations as a public company.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will result in significant savings.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (JOBS Act). For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years or until such earlier time that we have more than $1.07 billion in annual revenues, have more than $700 million in market value of our common shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we may incur additional compliance costs, which may impact earnings and result in further diversion of management time and attention from revenue-generating activities.

An active, liquid and orderly trading market for our securities may not be maintained, which could adversely affect the liquidity and price of our securities.

An active, liquid and orderly trading market for our securities may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our securities could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our securities, you could lose a substantial part or all of your investment in our securities.

The following factors could affect the price of our securities:

•	the public reaction to the Transaction;
•	our ability to realize the expected benefits of the Transaction;
•	quarterly variations in our financial and operating results;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	the failure of securities or industry analysts to cover our securities or publish research or reports about us, our business, or our market;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	sales of our securities by us or our stockholders, or the perception that such sales may occur;
•	the volume of our securities available for public sale;
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices;
•	domestic and international economic, legal and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our securities. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Future sales or the availability for sale of substantial amounts of our Class A common stock, or the perception that these sales may occur, could adversely affect the trading price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

Our Second Amended and Restated Certificate of Incorporation authorizes us to issue 400,000,000 shares of Class A common stock, of which 49,254,760 shares were outstanding as of March 11, 2019. In addition, as of March 11, 2019, warrants to purchase up to 24,000,000 shares of our Class A common stock were outstanding and immediately exercisable.

A large percentage of our shares of common stock are held by a relatively small number of investors. We entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of those investors in connection with the Transaction pursuant to which we have filed a registration statement with the SEC to facilitate potential future sales of such shares by them. Sales of a substantial number of shares of our Class A common stock in the public markets, or even the perception that these sales might occur, could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

We may issue shares of our Class A common stock or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our Class A common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our Class A common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the effect that future sales of our Class A common stock will have on the price at which our Class A common stock trades or the size of future issuances of our Class A common stock or the effect, if any, that future issuances will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock, or the perception that such sales could occur, may adversely affect the trading price of our Class A common stock

Certain of our principal stockholders have significant influence over us.

A large percentage of our shares of Class A common stock are held by a relatively small number of investors whose interests may conflict. Consequently, these holders (each of whom we refer to as a “principal stockholder”) may have significant influence over all matters that require approval by our stockholders, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This concentration of ownership and the rights of our principal stockholders will limit your ability to influence corporate matters and, as a result, actions may be taken that you may not view as beneficial.

Furthermore, conflicts of interest could arise in the future between us, on the one hand, and our principal stockholders and their respective affiliates, including portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. Several of our principal stockholders are private equity firms or investment funds in the business of making investments in entities in a variety of industries. As a result, our principal stockholders’ existing and future portfolio companies may compete with us for investment or business opportunities. Our second amended and restated certificate of incorporation (the “Second Amended and Restated Charter”) provides that our directors and officers, including any of the foregoing who were designated by our principal stockholders, do not have any obligation to offer to us any corporate opportunity of which he or she may become aware prior to offering such opportunities to other entities with which they may be affiliated, subject to certain limited exceptions.

We may amend the terms of our warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of warrants held by our warrant holders could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without approval by warrant holders.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sales price of our Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If, and when, the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force the warrant holders (i) to exercise their Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by Matlin & Partners Acquisition Sponsor, LLC (“M&P LLC”) or its permitted transferees.

The exercise of our outstanding warrants could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued 32,500,000 Public Warrants as part of our initial public offering and an aggregate of 15,500,000 Private Placement Warrants concurrently with our initial public offering. Each warrant is exercisable to purchase one-half of one share of Class A common stock for $5.75 per half share, or $11.50 per whole share, commencing on December 9, 2018. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.

The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by M&P LLC or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by M&P LLC until December 9, 2018 and (iii) they may be exercised by M&P LLC or its permitted transferees for cash or on a cashless basis.

Additionally, the Company has engaged, and in the future may engage, in transactions to exchange outstanding warrants for shares of Class A common stock. Any transactions to exchange warrants for shares of Class A common stock will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales in the public market of substantial numbers of shares issued in connection with the exercise or exchange of warrants could adversely affect the market price of our Class A common stock.

Our charter and bylaws contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of the Class A common stock.

Our Second Amended and Restated Charter authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of the Second Amended and Restated Charter and our bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to and desirable by our stockholders, including:

•	a classified board of directors, so that only approximately one-third of our directors are elected each year;
•

removal of directors by our stockholders only for cause and only by the affirmative vote of at least 66 2∕3% of the voting power of all outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;

•

adoption, amendment or repeal of our bylaws by our stockholders only by the affirmative vote of at least 66 2∕3% of the voting power of all outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;

•

amendment or repeal of the supermajority voting provisions of the Second Amended and Restated Charter described above only by the affirmative vote of at least 66 2∕3% of the voting power of all outstanding shares of our capital stock entitled to vote on such amendment or repeal, in addition to any other vote of stockholders required by the Second Amended and Restated Charter or applicable law;

•	inability of our stockholders to call special meetings or act by written consent; and
•	advance notice provisions for stockholder proposals and nominations for elections to our board of directors to be acted upon at meetings of stockholders.

The Second Amended and Restated Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The Second Amended and Restated Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or employees of ours arising pursuant to any provision of the Delaware General Corporation Law, the Second Amended and Restated Charter or our bylaws or (iv) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine, in each case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or (c) the Court of Chancery does not have subject matter jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. However, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), provides for concurrent federal and state court jurisdiction over actions under the Securities Act and the rules and regulations thereunder, subject to a limited exception for certain “covered class actions” as defined in Section 16 of the Securities Act and interpreted by the courts. Accordingly, we believe that the exclusive forum provision would apply to actions arising under the Securities Act or the rules and regulations thereunder, except to the extent a particular action fell within the exception for covered class actions or one of the exceptions in the Second Amended and Restated Charter described above otherwise applied to such action, which could occur if, for example, the action also involved claims under the Exchange Act. In any case, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Second Amended and Restated Charter described in the preceding paragraph. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. Additionally, a court could determine that the exclusive forum provision is unenforceable. If a court were to find these provisions of our Second Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations or interpretations thereof; and
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 1360 Post Oak Boulevard, Suite 1800, Houston, Texas 77056. We lease our general office space at our corporate headquarters. We have additional corporate space at 770 South Post Oak Lane, Houston, Texas 77056 which we intend to vacate. This lease expires in 2023 with the option to exit the lease in 2020. We currently lease the following additional principal facilities, which are located across multiple basins strategically to maximize efficiency of operations and exposure to customers:

Location	Size (sq. ft.)
Uhrichsville, OH	44,272
Canonsburg, PA	6,481
Williamsport, PA	24,600
Bryan, TX	28,020
Pleasanton, TX	12,000
San Angelo, TX	18,200
Jane Lew, WV	70,500

We believe that our existing facilities are adequate for our operations and our locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.

Item 3. Legal Proceedings.

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and warrants are currently quoted on Nasdaq under the symbols “USWS” and “USWSW,” respectively. Through November 9, 2018, our common stock and warrants were quoted under the symbols “MPAC” and “MPACW,” respectively.

Additionally, the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2018 there were 13,937,332 shares of Class B common stock issued and outstanding. The shares of Class B common stock are non-economic; however, holders are entitled to one vote per share. Each share of Class B common stock, together with one unit of USWS Holdings, is exchangeable for one share of Class A common stock or, at the Company’s election, the cash equivalent to the market value of one share of Class A common stock. There is no market for our Class B common stock.

Holders of our Common Stock

As of March 11, 2019, there were 44 stockholders of record of our Class A common stock and 20 stockholders of record of our Class B common stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividend Policy

We have not paid any dividends since our inception and we do not intend to pay regular cash dividends in the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions to the extent there are any with respect to the payment of dividends, and other considerations that our board of directors deems relevant.

Use of Proceeds from Registered Securities

We had no sales of registered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K.

Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued	Weighted-average fair value of shares issued under equity compensation plan	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders (aggregated)	8,160,500	$8.72 per share	7,630,500

Warrants

As of December 31, 2018, there were 32,500,000 public warrants and 15,500,000 private placement warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the Transaction on November 9, 2018 and expire five years after that date or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if the last sale price of the Company’s Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by M&P LLC, Cantor Fitzgerald or their permitted transferees.

Issuer Purchases of Equity Securities

The following sets forth our share repurchase activity for the periods presented.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased under the Plan
October 1, 2018 - October 31, 2018	-	-	-	-
November 1, 2018 - November 30, 2018	-	-	-	-
December 1, 2018 - December 31, 2018	$824,916	$8.00	-	-

On December 14, 2018, in connection with the entrance into an amendment to our first lien credit facility, we repurchased from one of the lenders 824,916 shares of our Class A common stock, 609,423 shares of our Class B common stock and 609,423 common units of USWS Holdings for approximately $11.5 million.

Item 6. Selected Financial Data.

The following table shows selected historical financial information of the Company for the periods and as of the dates indicated. The selected historical consolidated financial information of the Company was derived from the audited historical consolidated financial statements of the Company included elsewhere in this Annual Report.

Our historical results are not necessarily indicative of future operating results. The selected consolidated financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the historical consolidated financial statements of the Company and accompanying notes included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report.

		Year Ended
		December 31, 2017
(in thousands, except per share amounts)	Successor	Successor	Predecessor	Predecessor
	Year	February 2	January 1	Year
	Ended	through	through	Ended
	December 31	December 31	February 1	December 31
	2018	2017	2017	2016
Statement of Operations Data:
Revenue	$648,847	$466,487	$32,867	$294,755
Costs and expenses:
Cost of services (excluding depreciation and amortization)	533,031	394,125	28,053	262,311
Depreciation and amortization	108,440	92,430	4,920	66,084
Selling, general and administrative expenses	34,497	17,601	1,281	9,837
Impairment loss on intangible assets	-	20,247	-	-
Loss on disposal of assets	10,848	11,958	201	6,560
Loss from operations	(37,969)	(69,874)	(1,588)	(50,037)
Interest expense, net	(32,636)	(22,961)	(4,067)	(45,376)
Loss on extinguishment of debt	(190)	-	-	-
Other income (expense)	333	(787)	1	9
Loss before income taxes	(70,462)	(93,622)	(5,654)	(95,404)
Income tax expense	352	-	-	-
Net loss	$(70,814)	$(93,622)	$(5,654)	$(95,404)
Earnings per share	$(1.33)	$(1.89)	$(0.11)	$(1.93)
Balance Sheet Data:
Cash and cash equivalents	$29,529	$5,923	(b)	$5,192
Property and equipment, net	331,387	251,288	(b)	197,512
Total assets	480,230	407,596	(b)	246,895
Total debt including capital leases	133,477	264,594	(b)	300,633
Total liabilities	239,881	363,333	(b)	369,847
Total mezzanine equity	-	-	(b)	159,431
Total members' equity	240,349	44,263	(b)	(282,383)
Cash Flow Statement Data:
Net cash provided (used) by operating activities	$82,960	$47,287	$(2,777)	$22,719
Net cash used in investing activities	(139,573)	(71,565)	-	(18,792)
Net cash provided by financing activities	79,714	26,316	1,473	1,765
Other Financial Data
Adjusted EBITDA (a)	$117,445	$67,729	$4,628	$24,692
Capital expenditures	$147,606	$71,584	$-	$19,045

(a)Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measures” below.

(b)Balance sheet data only provided as of each calendar year end.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures and should not be considered as a substitute for net income (loss), operating income (loss) or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Our management believes EBITDA and Adjusted EBITDA are useful because they allow external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods, hedging positions or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are important supplemental measures of our performance that are frequently used by others in evaluating companies in our industry. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA and Adjusted EBITDA we present may not be comparable to similarly titled measures of other companies. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the following: loss on disposal of assets; share-based compensation; impairments, and other items that management believes to be nonrecurring in nature.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from net loss, our most directly comparable financial measure calculated and presented in accordance with GAAP:

		Year Ended
		December 31, 2017
(in thousands)	Successor	Successor	Predecessor	Predecessor
	Year	February 2	January 1	Year
	Ended	through	through	Ended
	December 31	December 31	February 1	December 31
	2018	2017	2017	2016
Net loss	$(70,814)	$(93,622)	$(5,654)	$(95,404)
Interest expense, net	32,636	22,961	4,067	45,376
Income tax expense	352	-	-	-
Depreciation and amortization	108,440	92,430	4,920	66,084
EBITDA	70,614	21,769	3,333	16,056
Loss on disposal of assets (a)	10,848	11,958	201	6,560
Share based compensation (b)	20,633	4,546	-	-
Impairment loss (c)	-	20,247	-	-
Certain non-productive time (d)	1,200	-	-	-
Fleet start-up and relocation costs (e)	5,056	4,190	-	-
Restructuring and transaction related costs (f)	4,391	5,019	1,094	2,076
Fleet 6 fire (g)	1,294	-	-	-
Loss on extinguishment of debt (h)	190	-	-	-
Terminated vendor contract (i)	3,219	-	-	-
Adjusted EBITDA	$117,445	$67,729	$4,628	$24,692

(a)Represents net losses on the disposal of property and equipment.

(b)Represents non-cash share-based compensation.

(c)Represents a non-cash impairment loss with respect to intangible assets.

(d)Represents revenue shortfall associated with non-productive time due to sand mine issues with a customer. The delays were caused by excessive wait times at the customer’s chosen sand mine as sand mine operations were starting up and have since been addressed. Additionally, the Company has come to an agreement with the customer to better define how non-productive time caused by sand mine delays are to be split between the two parties. As such, the Company does not anticipate, nor has experienced, additional material revenue shortfalls related to delays at the customer’s sand mine moving forward.

(e)Represents non-recurring costs related to the start-up and relocation of hydraulic fracturing fleets.

(f)Represents non-recurring third-party professional fees and other costs including costs related to the capital restructuring and the potential sale of U.S. Well Services, LLC.

(g)Represents non-recurring costs related to a fleet fire.

(h)Represents non-recurring costs related to debt extinguishment.

(i)Represents non-recurring accrued costs related to disputed charges under a vendor contract that was subsequently terminated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included within “Item 8. Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, including, without limitation, those described in the sections titled “Cautionary Note Regarding Forward Looking Statements” and Part I, Item 1A “Risk Factors” of this Annual Report.

Overview

We provide high-pressure, hydraulic fracturing services in unconventional oil and natural gas basins. Both our conventional and Clean Fleets hydraulic fracturing fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements in the industry. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all of our fleets operate on a 24-hour basis and have the ability to withstand the high utilization rates that result in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America.

We were originally formed in March 2016 as a special purpose acquisition company under the name Matlin & Partners Acquisition Corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On November 9, 2018, we completed the Transaction with USWS Holdings. As part of the Transaction, we changed our name from Matlin & Partners Acquisition Corporation to U.S. Well Services, Inc. Following the completion of the Transaction, substantially all of our assets and operations are held and conducted by USWS Holdings and its subsidiaries, including U.S. Well Services, LLC, and our only assets are equity interests in USWS Holdings. We own a majority of the economic and voting interests of USWS Holdings and are the sole manager of USWS Holdings.

How the Company Generates Revenue

We generate revenue by providing hydraulic fracturing services to our customers. We own and operate a fleet of hydraulic fracturing units to perform these services. We have written contractual arrangements with our customers. Under these contracts, we charge our customers base monthly rates, adjusted for activity and provision of materials such as proppant and chemicals or we charge a per stage amount based on the nature of the stage including well pressure, sand and chemical volumes and transportation.

Our Costs of Conducting Business

The principal costs involved in conducting our hydraulic fracturing services are materials, transportation, labor and maintenance costs. A large portion of our costs are variable, based on the number and requirements of hydraulic fracturing jobs. We manage our fixed costs, other than depreciation and amortization, based on factors including industry conditions and the expected demand for our services.

Materials include the cost of sand delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and quality of sand and chemicals utilized when providing hydraulic fracturing services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees. A majority of our employees are paid on an hourly basis. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our hydraulic fracturing fleets. Maintenance and repair costs are expensed as incurred.

The following table presents our cost of services for the years ended December 31, 2018, 2017 and 2016:

Cost of Services
(in thousands)		Year Ended December 31, 2017
	Successor	Successor	Predecessor	Predecessor
		February 2, 2017	January 1, 2017
	Year Ended	(inception) to	to	Year Ended
	December 31, 2018	December 31, 2017	February 1, 2017	December 31, 2016
Materials	$175,610	$144,492	$10,113	$102,151
Transportation	86,611	62,060	5,231	33,904
Labor	107,014	76,436	5,083	51,934
Maintenance	64,466	45,235	2,469	29,222
Other	99,330	65,902	5,157	45,100
Cost of services	$533,031	$394,125	$28,053	$262,311

How We Evaluate Our Operations

We use a variety of financial and operating metrics to evaluate and analyze the performance of our business, including EBITDA and Adjusted EBITDA. We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the following: loss on disposal of assets; share-based compensation; impairments, and other items that management believes to be nonrecurring in nature. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see section entitled “Item 6. Selected Historical Financial Data – Non – GAAP Financial Measures.”

Results of Operations

Our historical financial information is not directly comparable between periods due to the effects of the Restructuring on February 2, 2017. For purposes of the revenues, cost of services, and selling, general and administrative expenses discussions, we compared the year ended December 31, 2018 to the combined predecessor period of January 1 to February 1, 2017 and successor period of February 2 to December 31, 2017 (“Combined Year Ended December 31, 2017”). Similarly, for the same categories, we compared the Combined Year Ended December 31, 2017 to the year ended December 31, 2016. We believe this presentation assists readers in understanding and assessing the trends and significant changes in its results of operations and provides a more meaningful method of comparison across categories. The Restructuring on February 2, 2017 affected our debt and the carrying value of our assets, which affected the comparability of our depreciation and amortization, loss on disposal of assets and interest expense between the predecessor and successor periods. We therefore compared these categories for each predecessor and successor period separately. See Note 4 to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion on the Restructuring.

Year Ended December 31, 2018 Compared to Combined Year Ended December 31, 2017
(in thousands, except percentages)		Year Ended December 31, 2017
	Successor	Successor	Predecessor
		February 2, 2017	January 1, 2017	Combined
	Year Ended	(inception) to	to	Year Ended
	December 31, 2018	December 31, 2017	February 1, 2017	December 31, 2017
Revenues	$648,847	$466,487	$32,867	$499,354
Costs and expenses:
Cost of services (excluding depreciation and amortization)	533,031	394,125	28,053	422,178
Depreciation and amortization	108,440	92,430	4,920
Selling, general and administrative
expenses	34,497	17,601	1,281	18,882
Impairment loss on intangible assets	-	20,247	-
Loss on disposal of assets	10,848	11,958	201
Loss from operations	(37,969)	(69,874)	(1,588)
Interest expense, net	(32,636)	(22,961)	(4,067)
Loss on extinguishment of debt	(190)	-	-
Other income (expense)	333	(787)	1
Net loss	$(70,462)	$(93,622)	$(5,654)

		As a Percentage of Revenues
		Year Ended December 31, 2017
	Successor	Successor	Predecessor
		February 2, 2017	January 1, 2017	Combined
	Year Ended	(inception) to	to	Year Ended
	December 31, 2018	December 31, 2017	February 1, 2017	December 31, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	82.2%	84.5%	85.4%	84.5%
Depreciation and amortization	16.7%	19.8%	15.0%
Selling, general and administrative
expenses	5.3%	3.8%	3.9%	3.8%
Impairment loss on intangible assets	-	4.3%	-
Loss on disposal of assets	1.7%	2.6%	0.6%
Loss from operations	(5.9)%	(15.0)%	(4.8)%
Interest expense, net	(5.0)%	(4.9)%	(12.4)%
Loss on extinguishment of debt	(0.0)%	-	-
Other income (expense)	0.1%	(0.2)%	0.0%
Net loss	(10.9)%	(20.1)%	(17.2)%

Revenues. Revenues increased by $149.4 million, or 29.9%, to $648.8 million for the year ended December 31, 2018 from $499.4 million for the Combined Year Ended December 31, 2017. Of this increase, $76.0 million was primarily due to a 14.3% increase in average revenue per hydraulic fracturing fleet in service. Additionally, $73.4 million of this increase was due to the average number of hydraulic fracturing fleets in service increasing from 8.5 to 9.7 fleets as a result of the increase in the drilling activity in our markets.

Cost of services, excluding depreciation and amortization. Cost of services, excluding depreciation and amortization, increased by $110.9 million, or 26.3%, to $533.0 million for the year ended December 31, 2018 from $422.2 million for the Combined Year Ended December 31, 2017. Of this increase, $61.1 million was primarily due to the increase in our average number of hydraulic fracturing fleets in service as discussed above. Additionally, $49.7 million of this increase was due to an 11.0% increase in average cost per hydraulic fracturing fleet in service, which primarily resulted from higher fleet utilization and associated increases in expenditures for materials, labor, maintenance, and fuel. Cost of services, excluding depreciation and amortization, as a percentage of revenues decreased from 84.5% to 82.2% over this period, primarily due to increased efficiency that resulted from an increase in fleet utilization.

Depreciation and amortization. Depreciation and amortization was $108.4 million, $92.4 million and $4.9 million for the year ended December 31, 2018, the period of February 2 through December 31, 2017 and the period of January 1 through February 1, 2017, respectively. Monthly depreciation and amortization increased from the period of January 1 through February 1, 2017 to the period of February 2 through December 31, 2017 due to the amortization expense on the intangible assets recorded in purchase accounting and additional depreciation expense resulting from the revaluation of property and equipment in purchase accounting. Monthly depreciation and amortization increased from the period of February 2 through December 31, 2017 to the year ended December 31, 2018 primarily due to the addition of one hydraulic fracturing fleet in the fourth quarter in 2018 and full-year depreciation in 2018 of two hydraulic fracturing fleets added in September and October 2017, respectively, and partially offset by a reduction in amortization expense that resulted from the impairment of an intangible asset in the second quarter of 2017.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $15.6 million, or 82.5%, to $34.5 million for the year ended December 31, 2018 from $18.9 million for the Combined Year Ended December 31, 2017. Restructuring and transaction related costs of $4.4 million and $6.1 million were included in selling, general and administrative expenses for the year ended December 31, 2018 and the Combined Year Ended December 31, 2017, respectively. Share-based compensation of $14.2 million and $3.0 million was included in selling, general and administrative expenses for the year ended December 31, 2018 and the Combined Year Ended December 31, 2017, respectively. Excluding restructuring and transaction related costs and share-based compensation, selling, general and administrative expenses increased by $6.1 million over these periods. Of this amount, $2.7 million was mainly due to head count and bonus increases, and $2.7 million was mainly due to higher professional and legal fees to support our growth and increased activity.

Loss on disposal of assets. Loss on disposal of assets was $10.8 million, $12.0 million and $0.2 million for the year ended December 31, 2018, the period of February 2 through December 31, 2017 and the period of January 1 through February 1, 2017, respectively, which is primarily driven by differences in operating conditions of our hydraulic fracturing equipment such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals and amount of gain or loss recognized.

Interest expense, net. Interest expense, net, was $32.6 million, $23.0 million and $4.1 million for the year ended December 31, 2018, the period of February 2 through December 31, 2017 and the period of January 1 through February 1, 2017, respectively. Monthly interest expense decreased from the period of January 1 through February 1, 2017 to the period of February 2 through December 31, 2017 due to the reduction of debt resulting from the Restructuring. Monthly interest expense increased from the period of February 2 through December 31, 2017 to the year ended December 31, 2018 primarily due to an increase in debt, including new equipment financing agreements to support our growth, and write-off of unamortized debt issue costs amounting to $6.4 million from the modification of our revolving credit facility.

Combined Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

(in thousands, except percentages)	Year Ended December 31, 2017
	Successor	Predecessor		Predecessor
	February 2, 2017	January 1, 2017	Combined
	(inception) to	to	Year Ended	Year Ended
	December 31, 2017	February 1, 2017	December 31, 2017	December 31, 2016
Revenues	$466,487	$32,867	$499,354	$294,755
Costs and expenses:
Cost of services (excluding depreciation and amortization)	394,125	28,053	422,178	262,311
Depreciation and amortization	92,430	4,920		66,084
Selling, general and administrative expenses	17,601	1,281	18,882	9,837
Impairment loss on intangible assets	20,247	-		-
Loss on disposal of assets	11,958	201		6,560
Loss from operations	(69,874)	(1,588)		(50,037)
Interest expense, net	(22,961)	(4,067)		(45,376)
Other (expense) income	(787)	1		9
Net loss	$(93,622)	$(5,654)		$(95,404)

	As a Percentage of Revenue
	Successor	Predecessor		Predecessor
	February 2, 2017	January 1, 2017	Combined
	(inception) to	to	Year Ended	Year Ended
	December 31, 2017	February 1, 2017	December 31, 2017	December 31, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	84.5%	85.4%	84.5%	89.0%
Depreciation and amortization	19.8%	15.0%		22.4%
Selling, general and administrative expenses	3.8%	3.9%	3.8%	3.3%
Impairment loss on intangible assets	4.3%	-		-
Loss on disposal of assets	2.6%	0.6%		2.2%
Loss from operations	(15.0)%	(4.8)%		(17.0)%
Interest expense, net	(4.9)%	(12.4)%		(15.4)%
Other (expense) income	(0.2)%	0.0%		0.0%
Net loss	(20.1)%	(17.2)%		(32.4)%

Revenues. Revenues increased by $204.6 million, or 69.4%, to $499.4 million for the Combined Year Ended December 31, 2017 from $294.8 million for the year ended December 31, 2016. $142.5 million of this increase was due to a 44.5% increase in average revenue per hydraulic fracturing fleet in service. $62.1 million of this increase was due to an increase in the average number of hydraulic fracturing fleets in service from 7.3 to 8.5 fleets as a result of the increase in the drilling activity in our markets.

Cost of services, excluding depreciation and amortization. Cost of services, excluding depreciation and amortization, increased by $159.9 million, or 61.0%, to $422.2 million for the Combined Year Ended December 31, 2017 from $262.3 million for the year ended December 31, 2016. $53.7 million of this increase was due to the increase in our average number of hydraulic fracturing fleets in service. $106.2 million of this increase was due to a 37.3% increase in average cost per hydraulic fracturing fleet in service, which primarily resulted from higher fleet utilization and associated increases in expenditures for materials, labor, maintenance, and fuel. Cost of services, excluding depreciation and amortization, as a percentage of revenues decreased from 89.0% to 84.5% over this period, primarily due to increased pricing and increased efficiency that resulted from an increase in fleet utilization.

Depreciation and amortization. Depreciation and amortization was $92.4 million, $4.9 million and $66.1 million for the period of February 2 through December 31, 2017, the period of January 1 through February 1, 2017, and the year ended December 31, 2016, respectively. Monthly depreciation and amortization decreased from the year ended December 31, 2016 to the period of January 1 through February 1, 2017 primarily due to asset disposals and certain assets becoming fully depreciated. Monthly depreciation and amortization increased from the period of January 1 through February 1, 2017 to the period of February 2 through December 31, 2017 due to the amortization expense on the intangible assets recorded in purchase accounting, additional depreciation expense resulting from the revaluation of property and equipment in purchase accounting and the addition of two hydraulic fracturing fleets during the year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $11.1 million, or 113.3%, to $18.9 million for the Combined Year Ended December 31, 2017 from $9.8 million for the year ended December 31, 2016. Restructuring and transaction related costs of $6.1 million and $2.1 million were included in selling, general and administrative expenses for the Combined Year Ended December 31, 2017 and the year ended December 31, 2016, respectively. Unit-based compensation of $3.0 million and $0 was included in selling, general and administrative expenses for the Combined Year Ended December 31, 2017 and the year ended December 31, 2016, respectively. Excluding restructuring and transaction related costs and unit-based compensation, selling, general and administrative expenses increased by $3.1 million over these periods due to increased head count and bonuses to support the expansion and increased utilization of our hydraulic fracturing fleets, partially offset by a decrease in professional fees associated with litigation and debt amendments.

Impairment loss on intangible assets. On April 6, 2017, we amended a customer contract to release two fleets for redeployment to contracts with more favorable terms, which resulted in the recognition of an impairment loss on order backlog of $20.2 million. The intangible asset for order backlog was originally established in the accounting for the Restructuring.

Loss on disposal of assets. Loss on disposal of assets was $12.0 million, $0.2 million and $6.6 million for the period of February 2 through December 31, 2017, the period of January 1 through February 1, 2017, and the year ended December 31, 2016, respectively, which was primarily driven by differences in operating conditions of our hydraulic fracturing equipment such as wellbore pressure and rate of barrels pumped per minute that impact the timing of disposals and amount of gain or loss recognized.

Interest expense, net. Interest expense, net, was $23.0 million, $4.1 million and $45.4 million for the period of February 2 through December 31, 2017, the period of January 1 through February 1, 2017, and the year ended December 31, 2016, respectively. Monthly interest expenses increased from the year ended December 31, 2016 to the period of January 1 through February 1, 2017 primarily due to increasing levels of interest-bearing obligations during this period. Monthly interest expense decreased from the period of January 1 through February 1, 2017 to the period of February 2 through December 31, 2017 due to the reduction of debt resulting from the Restructuring, partially offset by interest on the financing of two new hydraulic fracturing fleets.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, borrowings under bank credit agreements and availability under our revolving credit facility. We believe that our current cash position, cash generated through operations, and our financing arrangements will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months.

Cash Flows

(in thousands)	Successor		Predecessor
		February 2, 2017	January 1, 2017
	Year Ended	(inception) to	to
	December 31, 2018	December 31, 2017	February 1, 2017
Net cash provided by (used in):
Operating activities	$82,960	$47,287	$(2,777)
Investing activities	(139,573)	(71,565)	-
Financing activities	79,714	26,316	1,473

Net Cash Provided by (Used in) Operating Activities. Net cash provided by (used in) operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, gains and losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $83.0 million for the year ended December 31, 2018, an increase of $38.5 million from the prior corresponding period. The primary driver of the increase in cash provided by operating activities was an increase in revenue, as drilling activity in our markets and demand for our services increased.

Net Cash used in Investing Activities. Net cash used in investing activities primarily relates to the purchase of property and equipment, partially offset by insurance proceeds to replace damaged equipment. Net cash used in investing activities was $139.6 million for the year ended December 31, 2018, $53.6 million of which related to maintaining and supporting the hydraulic fracturing equipment and $86.0 million of which related to growth. The investment spend for the year ended December 31, 2018 relates to the addition of one hydraulic fracturing fleet that we placed into service in the fourth quarter of 2018, payments for new hydraulic fracturing fleets to be placed in service in 2019, and maintaining and supporting the hydraulic fracturing equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily relates to proceeds from our revolving credit facility, long-term debt, notes payable, and the issuance of Class A common stock in connection with the Transaction, offset by repayments of amounts under equipment financing arrangements, notes payable, revolver, long-term debt, and principal payments under the finance lease obligations. Net cash provided by financing activities was $79.7 million for the year ended December 31, 2018. During this period, we received proceeds of $56.0 million from our revolving credit facility, $40.0 million from long-term debt, $7.3 million from notes payable, and in connection with the Transaction, net proceeds of $243.9 million from issuance of Class A common stock. We also repaid $49.8 million of debt under our revolving credit facility, $4.2 million of debt under notes payable, $23.0 million of debt under equipment financing arrangements, $9.6 million of principal under finance lease obligations, and $163.9 million of term loan debt to related parties during this period.

Capital Expenditures. Our business requires continual investments to upgrade or enhance existing property and equipment and to ensure compliance with safety and environmental regulations. Capital expenditures primarily relate to maintenance capital expenditures and growth capital expenditures. Maintenance capital expenditures include expenditures needed to maintain and to support our current operations. Growth capital expenditures include expenditures to generate incremental distributable cash flow. Capital expenditures for growth initiatives are discretionary. We classify maintenance capital expenditures as expenditures required to maintain or supplement existing hydraulic fracturing fleets. We budget maintenance capital expenditures based on historical run rates and current maintenance schedules. Growth capital expenditures relate to adding additional hydraulic fracturing fleets and are based on quotes obtained from equipment manufacturers and our estimate for the timing of placing orders, disbursing funds and receiving the equipment.

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We intend to fund the majority of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations and other financing sources.

Debt Agreements

First Lien Credit Agreement

On December 14, 2018, our subsidiary, U.S. Well Services, LLC, entered into a Third Amendment (the “Amendment”) to that certain Amended and Restated Senior Secured Credit Agreement, dated February 2, 2017 by and among U.S. Well Services, LLC, as borrower, USWS Holdings and the Company as guarantors, and a syndicate of lenders (the “First Lien Lenders”) and U.S. Bank National Association, as administrative and collateral agent (as amended, the “First Lien Credit Agreement”). The Amendment, among other things, extended the maturity date from February 2, 2020 to May 31, 2020 and permits the borrower to incur the debt under the Second Lien Term Loan (as defined below). The amendment was accounted for as debt modification, resulting in debt issue costs write-off of $0.4 million.

The First Lien Credit Agreement has a borrowing capacity of $65.0 million. Borrowings under the First Lien Credit Agreement bear interest at a per annum rate equal to LIBOR plus 6%.

The First Lien Credit Agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of arrangements.

On December 14, 2018, the administrative agent for the First Lien Credit Agreement and the administrative agent for the Second Lien Term Loan entered into an intercreditor agreement in order to, among other things, set forth their respective rights, obligations and remedies with respect to the collateral security.

As of December 31, 2018, the outstanding revolver loan balance under the First Lien Credit Agreement amounted to $56.0 million. As of December 31, 2018, we were in compliance with the covenants under the First Lien Credit Agreement.

Second Lien Term Loan

On December 14, 2018 (“second lien closing date”), our subsidiary, U.S. Well Services, LLC, as borrower, entered into a Second Lien Credit Agreement (the “Second Lien Term Loan”) with USWS Holdings and the Company, as guarantors, the lenders party thereto, and Piper Jaffray Finance, LLC, as administrative agent. The Second Lien Term Loan consists of a second lien term loan in the principal amount of $40.0 million, all of which was borrowed on December14, 2018, and delayed draw term loans in the principal amounts of $20.0 million, which may be drawn on any business day prior to April 1, 2019, and $15.0 million, which may be drawn on any business day prior to June 30, 2019. Loans made under the term loan facility bear interest on the outstanding principal amount at a per annum rate equal to LIBOR plus (x) 7.75% from the second lien closing date through the first anniversary of the second lien closing date and (y) 11.50% from the day immediately succeeding the first anniversary of the second lien closing date to the maturity date plus, in each case, subject to certain qualifications, plus (a) 0.75% per annum for the period beginning April 1, 2019 through June 30, 2019, (b) 1.75% per annum for the period beginning July 1, 2019 through September 30, 2019 and (c) 3.00% on or after October 1, 2019. Scheduled repayment of principal amount of the loans under the Second Lien Term Loan is based on repayment percentage on each quarter beginning in the second fiscal quarter in 2019, including accrued and unpaid interest on the date of such payment.

All of the loans made under the Second Lien Term Loan have a maturity of May 31, 2020.

The Second Lien Term Loan contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of arrangements.

As of December 31, 2018, the outstanding principal balance under the Second Lien Term Loan amounted to $40.0 million, of which $0.9 million is due within one year from the balance sheet date. As of December 31, 2018, we were in compliance with the covenants under the Second Lien Term Loan.

All obligations of the Company under both the First Lien Credit Agreement and Second Lien Term Loan are secured by a continuing security interest in all of the Company's right, title, and interest in and to substantially all our assets.

Equipment Financing

We have entered into security agreements with financing institutions from 2016 through 2018 for the purchase of certain fracturing equipment with maturities through 2023. As of December 31, 2018, these financing agreements had a total balance of $11.6 million, of which $3.3 million is due within one year. The weighted average interest rate for these agreements was 6.3% as of December 31, 2018. As of December 31, 2017, these financing agreements had total balance of $27.1 million, of which $22.8 million is due within one year. The weighted average interest rate for these agreements was 7.49% per annum as of December 31, 2017.

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of December 31, 2018 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Second Lien Term Loan	$900	$39,100	$-	$-	$40,000
First Lien Credit Agreement	-	55,975	-	-	55,975
Equipment financing	3,263	6,608	1,696	-	11,567
Capital lease obligations (1)	25,338	-	-	-	25,338
Estimated interest payments (2)	10,777	4,235	57	-	15,069
Operating lease obligations (3)	1,815	1,808	764	325	4,712
Purchase commitments (4)	32,648	33,446	12,000	-	78,094
Total	$74,741	$141,172	$14,517	$325	$230,755

(1)Capital lease obligations consist of our obligations on capital leases of fracturing equipment.

(2)Estimated interest payments are based on outstanding debt balances as of December 31, 2018.

(3)Operating lease obligations are related to our office space(s).

(4)Purchase commitments primarily relate to supply agreements with vendors for sand purchases. The purchase commitments to sand suppliers represent our annual obligations to purchase a minimum amount of sand from vendors. If the minimum purchase commitments are not met, the agreements generally require the shortfalls or specified penalties to be settled in cash at the end of the year. The purchase commitments disclosed represent the aggregate amounts that the Company would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to December 31, 2018.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table above.

We do not have any interest in entities referred to as variable interest entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances.

We discuss our significant estimates used in the preparation of the financial statements in the notes accompanying the financial statements. Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved.

Revenue Recognition

Revenue from hydraulic fracturing services is recognized as specific services are provided in accordance with contractual arrangements. If our assessment of performance under a particular contract changes, our revenue and/or costs under that contract may change.

Accounts Receivable

We analyze the need for an allowance for doubtful accounts for estimated losses related to potentially uncollectible accounts receivable on a case-by-case basis throughout the year. We reserve amounts based on specific identification after considering each customer’s situation, including payment patterns, current financial condition as well as general economic conditions. It is reasonably possible that our estimates of the allowance for doubtful accounts will change and that losses ultimately incurred could differ materially from the amounts estimated in determining the allowance.

Property and Equipment

We calculate depreciation based on the estimated useful lives of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, the cyclical nature of our business, which results in fluctuations in the use of its equipment and the environments in which we operate, could cause us to change our estimates, thus affecting the future calculation of depreciation.

We continuously perform repair and maintenance expenditures on our service equipment. Expenditures for renewals and betterments that extend the lives of our service equipment, which may include the replacement of significant components of service equipment, are capitalized and depreciated. Other repairs and maintenance costs are expensed as incurred. The determination of whether an expenditure should be capitalized or expensed requires management judgment with regard to the effect of the expenditure on the useful life of the equipment.

We separately identify and account for certain significant components of our hydraulic fracturing units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components. For our other service equipment, we do not separately identify and track depreciation of specific original components. When we replace components of these assets, we typically have to estimate the net book values of the components that are retired, which are based primarily upon their replacement costs, their ages and their original estimated useful lives.

Definite-lived Intangible Assets

At December 31, 2018, our net book value of definite-lived intangible assets was $27.9 million and the related amortization reflected in our condensed consolidated statement of operations was $8.4 million for the year ended December 31, 2018. These intangible assets are primarily related to patents, order backlog, trademarks, customer relationships and covenants not to complete acquired in a business acquisition. We calculate amortization for these assets based on their estimated useful lives. When these assets are recorded, we make estimates with respect to their useful lives that we believe are reasonable. However, these estimates contain judgments regarding the future utility of these assets and a change in our assessment of the useful lives of these assets could materially change the future calculation of amortization.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and amortizable identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When impairment is indicated, we determine the amount by which the assets carrying value exceeds its fair value. We consider a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value. If actual results or performance are not consistent with our estimates and assumptions, we may be subject to additional impairment charges, which could be material to our results of operations. For example, if our results of operations significantly decline as a result of a decline in the price of oil, there could be a material increase in the impairment of long-lived assets in future periods.

For the period from February 2, 2017 through December 31, 2017, we identified a triggering event in our impairment analysis relating to an intangible asset based on changes in a specific customer contract, which resulted in recognition of an impairment loss amounting to $20.2 million. The triggering event was caused by our negotiation of the release of two fleets under contract with one customer for redeployment to other customers.

Share-based Compensation

We sponsor a share-based compensation program for employees and nonemployees. We account for the employee share-based awards based on the fair value of the award, and recognize the expense over the requisite service period, or upon the occurrence of certain vesting events.

Share-based awards to nonemployees are expensed over the period in which the related services are rendered. The grant-date fair value of the awards is estimated using the Black-Scholes option-pricing model, or probability-weighted discounted cash flow model and market valuation approaches. Each of these valuation approaches involves significant judgments and estimates, including estimates regarding our future operations or the determination of a comparable public company peer group.

Income Taxes

Prior to the completion of the Transaction, the Company was a limited liability company and was treated as a partnership for federal and certain state income tax purposes. As such, the results of operations were allocated to the members for inclusion in their income tax returns and therefore no provision or benefit for federal or certain state income taxes was included in our financial statements prior to the completion of the Transaction.

Post-Transaction, the Company uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized. Our deferred tax calculation and valuation allowance requires us to make certain estimates about future operations. Changes in state or federal tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect those estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted.

Recent Accounting Pronouncements

See Note 3 to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding recently issued accounting standards.

Related Party Transactions

See Note 17 to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks from interest rate and commodity price fluctuations. We have not entered into any derivative financial instrument transactions to manage or reduce market risk for speculative purposes. Our operations are conducted entirely in the United States; therefore, we have no significant exposure to foreign currency exchange rate risk. The consolidated financial statements are subject to concentrations of credit risk consisting primarily of accounts receivable.

We are subject to interest rate risk on our First Lien Credit Agreement and Second Lien Term Loan. These agreements are subject to an annual interest rate that is indexed to the London Interbank Offered Rate (“LIBOR”). Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” The impact of a 1% increase in interest rates on our outstanding debt would have resulted in an increase in interest expense of approximately $1.0 million for the year ended December 31, 2018.

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of December 31, 2018.

The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk in that customers may be similarly affected by changes in economic and industry conditions. We extend credit to customers and other parties in the normal course of our business. We manage our credit exposure by performing credit evaluations of our customers and maintaining an allowance for doubtful accounts.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

U.S. Well Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Well Services, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity/members’ equity, and cash flows for the year ended December 31, 2018 (Successor), for the periods February 2, 2017 to December 31, 2017 (Successor), January 1, 2017 to February 1, 2017 (Predecessor), and for the year ended December 31, 2016 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 (Successor), for the periods February 2, 2017 to December 31, 2017 (Successor), January 1, 2017 to February 1, 2017 (Predecessor), and for the year ended December 31, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles.

New Basis for Presentation

As discussed in note 1 to the consolidated financial statements, on February 2, 2017 the Company completed a transaction to restructure its capital structure and applied acquisition method accounting in conformity with Accounting Standards Codification 805 - Business Combinations. Accordingly, the accompanying consolidated financial statements for the Successor periods include assets acquired and liabilities assumed that were recorded at fair value having carrying amounts not comparable with prior periods as discussed in note 4 to the consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Houston, Texas

March 14, 2019

U.S. WELL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,529	$5,923
Restricted cash	507	503
Accounts receivable (net of allowance for doubtful accounts of
$189 in 2018 and $438 in 2017)	58,026	74,435
Inventory, net	9,413	12,436
Prepaids and other current assets	16,437	12,987
Total current assets	113,912	106,284
Property and equipment, net	331,387	251,288
Intangible assets, net	27,890	36,295
Goodwill	4,971	4,971
Deferred financing costs, net	2,070	8,758
TOTAL ASSETS	$480,230	$407,596
LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,360	$86,582
Accrued expenses and other current liabilities	17,044	12,157
Notes payable	4,560	1,446
Current portion of long-term equipment financing	3,263	22,767
Current portion of long-term capital lease obligation	25,338	9,551
Current portion of long-term debt	900	-
Current portion of long-term debt to related party	-	6,839
Total current liabilities	140,465	139,342
Long-term equipment financing	8,304	4,314
Long-term capital lease obligation	-	9,490
Long-term debt	91,112	-
Long-term debt to related party	-	210,187
TOTAL LIABILITIES	239,881	363,333
Commitments and contingencies (NOTE 14)
STOCKHOLDERS' EQUITY
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares
authorized; 49,254,760 shares issued and outstanding as of December 31, 2018	5	-
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares
authorized; 13,937,332 shares issued and outstanding as of December 31, 2018	1	-
Additional paid in capital	204,928	-
Member's interest	-	137,885
Member's accumulated deficit	-	(93,622)
Accumulated deficit	(17,383)	-
Total stockholders' equity/member's equity attributable to U.S. Well Services, Inc.	187,551	44,263
Noncontrolling interest	52,798	-
Total Stockholders' Equity/Member's Equity	240,349	44,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$480,230	$407,596

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor	Successor	Predecessor	Predecessor
	January 1, 2018	February 2, 2017	January 1, 2017	January 1, 2016
	to	to	to	to
	December 31,	December 31,	February 1,	December 31,
	2018	2017	2017	2016
Revenue	$648,847	$466,487	$32,867	$294,755
Costs and expenses:
Cost of services (excluding depreciation and amortization)	533,031	394,125	28,053	262,311
Depreciation and amortization	108,440	92,430	4,920	66,084
Selling, general and administrative expenses	34,497	17,601	1,281	9,837
Impairment loss on intangible assets	-	20,247	-	-
Loss on disposal of assets	10,848	11,958	201	6,560
Loss from operations	(37,969)	(69,874)	(1,588)	(50,037)
Interest expense, net	(32,636)	(22,961)	(4,067)	(45,376)
Loss on extinguishment of debt	(190)	-	-	-
Other income (expense)	333	(787)	1	9
Loss before income taxes	(70,462)	(93,622)	(5,654)	(95,404)
Income tax expense	352	-	-	-
Net loss	(70,814)	(93,622)	(5,654)	(95,404)
Net loss attributable to noncontrolling interest	(4,918)	-	-	-
Net loss attributable to U.S. Well Services, Inc.	$(65,896)	$(93,622)	$(5,654)	$(95,404)

Loss per common share (See Note 12):
Basic and diluted	$(1.33)	$(1.89)	$(0.11)	$(1.93)
Weighted average common shares outstanding:
Basic and diluted	47,899	47,940	47,940	47,940

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Successor	Predecessor	Predecessor
	January 1, 2018	February 2, 2017	January 1, 2017	January 1, 2016
	to	to	to	to
	December 31,	December 31,	February 1,	December 31,
	2018	2017	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,814)	$(93,622)	$(5,654)	$(95,404)
Adjustments to reconcile net loss to cash provided by (used in)
operating activities:
Depreciation and amortization	108,440	92,430	4,920	66,084
Impairment loss on intangible assets	-	20,247	-	-
Provision for losses on accounts receivable	644	438	-	-
Provision for losses on inventory obsolescence	153	450	-	-
Non-cash interest	9,553	17,456	3,155	11,790
SMRF Interests present value adjustment	-	-	117	659
Loss on disposal of assets	10,848	11,958	201	6,560
Amortization of discount on debt	50	-	54	4,433
Deferred financing costs amortization	8,534	1,775	112	1,515
Loss on extinguishment of debt	190	-	-	-
Share/Unit based compensation expense	20,633	4,546	-	-
Changes in assets and liabilities:
Accounts receivable	15,765	(35,716)	(10,175)	32,526
Inventory	3,591	(7,646)	(137)	3,573
Prepaids and other current assets	(6,460)	(5,879)	(414)	(2,764)
Other non-current assets	-	-	113	333
Accounts payable	(22,543)	38,913	2,446	(10,226)
Accrued liabilities	4,887	1,937	1,922	(2,809)
Accrued interest	(2)	-	563	6,449
Net cash provided by (used in) operating activities	83,469	47,287	(2,777)	22,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(147,606)	(71,584)	-	(19,045)
Insurance proceeds from damaged property and equipment	8,033	19	-	253
Net cash used in investing activities	(139,573)	(71,565)	-	(18,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolving credit facility	55,975	49,825	2,500	300,679
Repayments of revolving credit facility	(49,825)	(15,475)	-	(291,829)
Proceeds from issuance of long-term debt	40,000
Repayments of long-term debt to related party	(163,860)	-	-	-
Proceeds from issuance of note payable	7,278	4,112	-	4,118
Repayments of note payable	(4,163)	(2,723)	(276)	(2,444)
Repayments of senior term loans	-	-	-	(5,155)
Repayments of amounts under equipment financing
agreements	(22,997)	(4,607)	(428)	(1,768)
Payment to re-acquire JMRF Interest	-	(29)	-
Principal payments under finance lease obligation	(9,551)	(2,587)	(5)	(62)
Cash distribution to partners	(10)	-	-	(24)
Proceeds from issuance of common stock, net	243,865	-	-	-
Repurchase of common stock	(11,475)	-	-	-
Deferred financing costs	(5,523)	(2,200)	(318)	(1,750)
Net cash provided by financing activities	79,714	26,316	1,473	1,765
Net increase (decrease) in cash and cash equivalents and restricted cash	23,610	2,038	(1,304)	5,692
Cash and cash equivalents and restricted cash, beginning of period	6,426	4,388	5,692	-
Cash and cash equivalents and restricted cash, end of period	$30,036	$6,426	$4,388	$5,692

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Successor	Successor	Predecessor	Predecessor
	January 1, 2018	February 2, 2017	January 1, 2017	January 1, 2016
	to	to	to	to
	December 31,	December 31,	February 1,	December 31,
	2018	2017	2017	2016
Supplemental cash flow disclosure:
Interest paid	$41,537	$3,745	$66	$20,534
Non-cash investing and financing activities:
Accrued and unpaid capital expenditures	27,283	2,298	2,251	1,867
Assets under finance lease obligations	15,849	21,330	-	-
Notes payable for purchases of equipment	7,482	30,385	-	-
Partial settlement of debt through issuance of common stock	13,150	-	-	-
Deferred finance cost related to issuance of Class B units by USWS Holdings	-	8,271	-	-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(PREDECESSOR)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
					Additional		Member's
					Paid in	Member's	Accumulated	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Earnings	Interests	Equity
Balance, December 31, 2015	-	$-	-	$-	$-	$4,840	$(155,863)	$-	$-	$(151,023)
Accrued preferred return on Series E Units	-	-	-	-	-	-	(2,483)	-	-	(2,483)
Accrued dividends on Junior Mandatorily
Redeemable Financial Interests	-	-	-	-	-	-	(33,449)	-	-	(33,449)
Partner distributions	-	-	-	-	-	(24)	-	-	-	(24)
Net loss	-	-	-	-	-	-	(95,404)	-	-	(95,404)
Balance, December 31, 2016	-	$-	-	$-	$-	$4,816	$(287,199)	$-	$-	$(282,383)
Accrued preferred return on Series E Units	-	-	-	-	-	-	(217)	-	-	(217)
Accrued dividends on Junior Mandatorily
Redeemable Financial Interests	-	-	-	-	-	-	(1,550)	-	-	(1,550)
Partner distributions										-
Net loss							(5,654)			(5,654)
Balance, February 1, 2017	-	$-	-	$-	$-	$4,816	$(294,620)	$-	$-	$(289,804)
Elimination of deficit in connection with
Acquisition (see Note 4)	-	-	-	-	-	(4,816)	294,620	-	-	289,804
Balance, February 2, 2017	-	$-	-	$-	$-	$-	$-	$-	$-	$-

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(SUCCESSOR)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
					Additional		Member's
					Paid in	Member's	Accumulated	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Earnings	Interest	Equity
Balance, February 2, 2017	-	$-	-	$-	$-	$133,339	$-	$-	$-	$133,339
Deemed contribution related to unit-based compensation	-	-	-	-	-	4,546	-	-	-	4,546
Net loss	-	-	-	-	-	-	(93,622)	-	-	(93,622)
Balance, December 31, 2017	-	$-	-	$-	$-	$137,885	$(93,622)	$-	$-	$44,263
Deemed contribution related to unit-based compensation	-	-	-	-	-	13,724	-	-	-	13,724
Partner distributions	-	-	-	-	-	(10)	-	-	-	(10)
Net loss prior to Transaction	-	-	-	-	-	-	(48,513)	-	-	(48,513)
Effects of the Transaction:
Restricted stock granted to employees	530,000	-	-	-	-	-	-	-	-	-
Stock based Transaction bonus	650,000	-	-	-	6,500	-	-	-	-	6,500
Partial settlement of debt through issuance of common stock	1,314,999	-	-	-	13,150	-	-	-	-	13,150
Recapitalization	47,584,677	5	14,546,755	1	192,719	(151,599)	142,135	-	61,409	244,670
Stock based compensation subsequent to Transaction	-	-	-	-	316	-	-	-	92	408
Repurchase of common stock	(824,916)	-	(609,423)	-	(7,757)	-	-	-	(3,785)	(11,542)
Net loss subsequent to Transaction	-	-	-	-	-	-	-	(17,383)	(4,918)	(22,301)
Balance, December 31, 2018	49,254,760	$5	13,937,332	$1	$204,928	$-	$-	$(17,383)	$52,798	$240,349

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company”), f/k/a Matlin & Partners Acquisition Corp (“MPAC”), is a Houston, Texas-based oilfield service provider of well stimulation services to the upstream oil and natural gas industry. The Company engages in high-pressure hydraulic fracturing in unconventional oil and natural gas basins in the United States. The fracturing process consists of pumping a specially formulated fluid into perforated well casing, tubing or open holes under high pressure, causing the underground formation to crack or fracture, allowing nearby hydrocarbons to flow more freely up the wellbore.

The Company was incorporated in Delaware in March 2016 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses.

On November 9, 2018 (the “Closing Date”), MPAC acquired USWS Holdings LLC, a Delaware limited liability company (“USWS Holdings”), pursuant to the Merger and Contribution Agreement, dated as of July 13, 2018, and subsequently amended (as amended, the “Merger and Contribution Agreement”). The acquisition, together with the other transactions contemplated by the Merger and Contribution Agreement are referred to herein as the “Transaction”. In connection with the closing of the Transaction, MPAC changed its name to U.S. Well Services, Inc.

Pursuant to the Merger and Contribution Agreement, on the Closing Date, the Company contributed cash to USWS Holdings in exchange for (a) a number of USWS Holdings units equal to the number of shares of the Company’s Class A common stock outstanding on the Closing Date and (b) a number of USWS Holdings warrants exercisable for USWS Holdings units equal to the number of the Company’s warrants outstanding as of the Closing Date. In addition, the Company issued 13,532,331 shares of Class A common stock to certain members of USWS Holdings in exchange for their interests in USWS Holdings and 14,546,755 shares of Class B common stock to certain members of USWS Holdings who retained their interests in USWS Holdings. The shares and units were determined based on the financial statements of USWS Holdings on the Closing Date.

In connection with the Transaction, the Company also issued and sold in a private placement an aggregate of 23,500,000 shares of Class A common stock for aggregate consideration of $235.0 million. In addition, the Company cancelled 2,975,000 shares of Class F common stock and converted the remaining 5,150,000 shares of Class F common stock into Class A common stock on a one-for-one basis.

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 77.9% ownership of USWS Holdings as of December 31, 2018.

Unless the context otherwise requires, “the Company”, “we,” “us,” and “our” refer, for periods prior to the completion of the Transaction, to USWS Holdings and its subsidiaries and, for periods upon or after the completion of the Transaction, to US Well Services, Inc. and its subsidiaries, including USWS Holdings and its subsidiaries.

On February 2, 2017, USWS Holdings acquired (the “Acquisition”) all of the outstanding equity interests of USWS LLC. USWS Holdings, a Delaware limited liability company, was formed for the purpose of effecting the Acquisition and had no operations of its own. USWS Holdings accounted for the Acquisition as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill (see Note 4). USWS LLC elected to push down the effects of the Acquisition to its consolidated financial statements.

On June 1, 2017, the Company formed two special purpose entities (“SPEs”), namely USWS Fleet 10, LLC, and USWS Fleet 11, LLC. The SPEs were created to own and finance certain fracturing equipment. The SPEs are limited liability companies registered in the state of Delaware and are indirect, wholly-owned subsidiaries of USWS Holdings.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The acquisition of USWS Holdings has been accounted for as a reverse recapitalization. Under this method of accounting, USWS Holdings is treated as the acquirer, and the Company is treated as the acquired party. Therefore, the consolidated financial statements presented are those of USWS LLC prior to the Closing Date as the Company’s predecessor entity and of the Company subsequent to the Closing date. The financial statements reflect the Transaction as the equivalent of the issuance of stock by USWS LLC for the net monetary assets of the Company. The accounting for the Transaction did not affect the carrying values of the assets and liabilities of USWS LLC.

The consolidated financial statements for the year ended December 31, 2018 (the “2018 Successor Period”) and for the period of February 2, 2017 to December 31, 2017 (the “2017 Successor Period”) represent the financial information of the Company and its subsidiaries subsequent to the Acquisition. The consolidated financial statements for the period from January 1, 2017 to February 1, 2017 (the “2017 Predecessor”) and for the year ended December 31, 2016 (the “2016 Predecessor”) represent the financial information of the Company and its subsidiaries prior to the Acquisition. Due to the change in the basis of accounting resulting from the Acquisition, the consolidated financial statements of the Company for these reporting periods are not comparable.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Our operations are organized into a single business segment, which consists of hydraulic fracturing services, and we have one reportable geographical business segment, the United States.

Principles of Consolidation

The consolidated financial statements comprise the financial statements of the Company and the subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Under this method, acquired assets, including separately identifiable intangible assets, and any assumed liabilities are recorded at their acquisition date estimated fair value. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Determining the fair value of assets acquired and liabilities assumed involves the use of significant estimates and assumptions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of property and equipment and intangibles, impairment assessments of goodwill and other intangibles, Level 2 inputs used in fair value estimation of senior mandatorily redeemable financial interests and senior term loans, junior mandatorily redeemable financial instruments, accounting for business combination, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of share-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity at the date of acquisition of three months or less. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in our consolidated balance sheets. The restricted cash in our consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations.

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased and used by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of December 31, 2018 and 2017, the Company had established inventory reserves of $572 and $450, respectively, for obsolete and slow-moving inventory. The following table shows the change in the inventory reserves:

	Successor	Successor	Predecessor
	December 31,	December 31,	February 1,
	2018	2017	2017
Balance at beginning of period	$450	$-	$73
Charges to costs and expenses	153	450	-
Recoveries and write-offs	(31)	-	-
Balance at end of period	$572	$450	$73

On certain contracts with our proppant vendors, we take ownership of proppant as it leaves the sand mines. These in transit inventories are recognized as part of Inventory in our balance sheets. As of December 31, 2018 and 2017, in transit inventories amounted to $265 and $1,163, respectively.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. Amounts spent for maintenance and repairs, which do not improve or extend the life of the related asset, are charged to expense as incurred.

Long-lived Assets

Long-lived assets, such as property and equipment and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When making this assessment, the following factors are considered: current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. We determine recoverability by evaluating whether the undiscounted estimated future net cash flows of the asset or asset group are less than its carrying value. When impairment is indicated, we proceed to Step 2 of the impairment test and measure the impairment as the amount by which the assets carrying value exceeds its fair value. Management considers a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value.

For the 2017 Successor Period, we identified a triggering event in our impairment analysis relating to an intangible asset based on changes in a specific customer contract, which resulted in recognition of an impairment loss amounting to $20,247. See Note 6 for more information.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgements regarding indicators of potential impairment are based on market conditions and operational performance of the business.

As of December 31, or as required, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist that indicate it is more likely than not that a reporting unit’s carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill is a two-step assessment. “Step one” requires comparing the carrying value of a reporting unit, including goodwill, to its fair value, which the Company estimates using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. “Step two” compares the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to write down goodwill to its implied fair value.

Deferred Financing Costs

Costs incurred to obtain financing are capitalized and amortized to interest expense using the effective interest method over the contractual term of the debt. At the balance sheet date, deferred financing costs related to the senior term loans are presented as a direct deduction from the debt liability, while deferred financing costs related to the revolver facility are presented as deferred financing costs, net, on the consolidated balance sheets.

Fair Value of Financial Instruments

Fair value is defined under Accounting Standards Codification (ASC) 820, Fair Value Measurement, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are defined as follows:

Level 1–inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2–inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3–inputs are unobservable for the asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2018 and 2017:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet dates.

Second Lien Term Loan and Related Party Senior Term Loan. The carrying value of the Second Lien Term Loan approximates fair value as its terms are consistent with and comparable to current market rates as of December 31, 2018. The estimated fair value of the Related Party Senior Term Loan amounted to $167,417 as of December 31, 2017 and was estimated using discounted cash flow methodology based on Level 2 inputs.

Revenue Recognition

Revenues are recognized as services are completed and collectability is reasonably assured. With respect to our hydraulic fracturing services, we recognize revenue upon the completion of each fracturing stage and invoice our customers either on a per stage or per well basis. We have certain contracts with fixed monthly service revenues that are recognized and invoiced monthly. We also have a certain contract that requires a minimum number of stages, measured quarterly, with the Company recognizing additional revenue for any shortfall in stages completed. Revenues on consumables such as sand and chemicals that we use in the performance of our services are also recognized upon the completion of each fracturing stage. We typically complete multiple fracturing stages per day during the course of a job. Revenues are recognized as we meet our performance obligations in accordance with such contracts.

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company recorded an allowance for doubtful accounts amounting to $189 and $438 as of December 31, 2018 and 2017, respectively. The following table shows the change in allowance for doubtful accounts:

	Successor	Successor	Predecessor
	December 31,	December 31,	February 1,
	2018	2017	2017
Balance at beginning of period	$438	$-	$152
Charges to costs and expenses	644	438	-
Recoveries and write-offs	(893)	-	-
Balance at end of period	$189	$438	$152

Major Customer and Concentration of Credit Risk

The concentration of our customers in the oil and natural gas industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables.

The following table shows the percentage of revenues from our significant customers for the 2018 Successor Period, 2017 Successor Period, the 2017 Predecessor Period and the 2016 Predecessor Period:

	Successor	Successor	Predecessor	Predecessor
	January 1, 2018	February 2, 2017	January 1, 2017	January 1, 2016
	to	to	to	to
	December 31,	December 31,	February 1,	December 31,
	2018	2017	2017	2016
Customer A	27.3%	36.5%	53.5%	77.1%
Customer B	20.3%	26.6%	42.8%	*
Customer C	12.0%	*	*	*
Customer D	15.4%	*	*	*
Customer E	11.2%	*	*	*

The following table shows the percentage of trade receivables from our significant customers as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Customer A	18.4%	21.5%
Customer B	17.7%	30.5%
Customer C	10.8%	10.6%
Customer D	26.1%	15.8%
Customer F	13.0%	*

Share-Based Compensation

The Company measures share-based compensation costs at the award’s fair value on the grant date. Employee share-based compensation is recognized as an expense over the requisite service period which is typically the period over which the award vests, or upon the occurrence of certain vesting events. Forfeitures are recognized as they occur. Non-employee share-based compensation is recognized over the period in which the related services are rendered.

Income Taxes

Prior to the completion of the Transaction, the Company was a limited liability company and was treated as a partnership for federal and certain state income tax purposes. As such, the results of operations were allocated to the members for inclusion in their income tax returns and therefore no provision or benefit for federal or certain state income taxes was included in our financial statements prior to the completion of the Transaction.

The Company under ASC 740 uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 3 – ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash”. The Company adopted this guidance in the fourth quarter of fiscal 2018 on a retrospective basis. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance also requires entities that report cash and cash equivalents and restricted cash separately on the consolidated balance sheets to reconcile those amounts to the consolidated statements of cash flows. The following table provides a reconciliation of the amount of cash and cash equivalents reported on the consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$29,529	$5,923
Restricted cash	507	503
Cash and cash equivalents and restricted cash	$30,036	$6,426

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification in the statement of cash flows. The Company adopted this new guidance in the fourth quarter of fiscal 2018 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 704): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 eliminated the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as non-current. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company adopted this new guidance as of December 31, 2018, the first period in which the Company had deferred taxes. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. The new guidance will be effective emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the second step of the previous two-step quantitative test of goodwill impairment. Under the new guidance, the quantitative test consists of a single step in which the carrying amount of the reporting unit is compared to its fair value. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the amount of the impairment would be limited to the total amount of goodwill allocated to the reporting unit. The guidance does not affect the existing option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2021; however, early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company has completed its evaluation of the new guidance and has concluded that the adoption of this ASU will not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” The new guidance, among other things, requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. ASU 2016-2 will be effective for emerging growth companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” and subsequent amendments thereto. This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. In August 2015, the FASB deferred the effective date of ASU 2014-09. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance. As an emerging growth company, this accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2018 and interim reporting periods thereafter. The Company has completed its evaluation of the new revenue standard and has concluded that the adoption of this ASU will not have a material impact on the consolidated financial statements, other than the additional disclosure requirements.

NOTE 4 – ACQUISITION

In February 2017, we completed an out-of-court debt restructuring (the “Restructuring”). In connection with the Restructuring, on February 2, 2017 (“Acquisition date”), USWS Holdings acquired all of USWS LLC’s outstanding equity interests. The purchase price was $275,068, which consisted of noncash consideration in the form of Related Party Senior Term Loan (as defined in Note 10) amounting to $150,000 and equity issued by USWS Holdings amounting to $125,068. Also, on the Acquisition date, USWS Holdings issued Class B units to the lenders of the Related Party Revolving Credit Facility (as defined in Note 10) for providing commitment to the revolver. These Class B units were valued at $8,271 and recorded as deferred financing costs (see Note 10).

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed:

As of February 2, 2017
Assets acquired:
Cash and cash equivalents	$3,888
Restricted cash	500
Accounts receivable	39,156
Inventory	9,014
Prepaids and other current assets	5,634
Property and equipment	224,318
Intangible assets	65,479
Goodwill	4,971
Deferred financing costs	318
Total assets acquired	353,278
Liabilities assumed:
Accounts payable	40,299
Accrued liabilities	19,407
Notes payable	1,397
Currents portion of long-term debt	1,216
Long-term debt	387
Revolving credit facility	15,475
JMRF Interest	29
Total liabilities assumed	78,210
Net assets acquired	$275,068

Goodwill of $4,971 was recorded in the 2017 Successor Period consolidated balance sheet.

The fair value of order backlog was estimated using the multi-period excess earnings method. This method evaluates the present worth of the future economic benefits that accrue to a hypothetical owner of the order backlog by accounting for all other contributions to earnings. The benefits of future earnings are discounted at a rate of return that is commensurate with the asset’s particular risk level. The fair value of order backlog acquired as a result of the Acquisition was $37,736.

The fair value of covenants not to compete was estimated using the with-and-without method, which is an incremental income method under the income approach. This method assumes that the value of the intangible asset is equal to the difference between the present value of the prospective cash flows with and without the intangible asset in place. The fair value of covenants to compete acquired as a result of the Acquisition was $1,524.

The fair values of trademarks and patents were estimated using the relief from royalty method. In this method, the subject intangible asset is valued by reference to the amount of royalty income it could generate if it was licensed in an arm’s length transaction to a third party. The fair values of trademarks and patents acquired as a result of the Acquisition were $3,132 and $22,955, respectively.

The fair value of customer relationship was estimated using cost approach, whereby we assume that all customer relationships are suddenly lost, and the fair value is the cost associated with our salesforce acquiring a new set of customers equivalent to those lost. The fair value of customer relationship acquired as a result of the Acquisition was $132.

The deferred financing costs consist of $318 of professional fees related to the Related Party Senior Term Loan.

Based on the nature and period when incurred, we recorded various professional and legal fees related to the Acquisition of $53 and $841 in the 2017 Successor Period and the 2017 Predecessor Period, respectively, in the consolidated statement of operations. Professional fees incurred of $2,051 that were contingent upon the success of the Acquisition are not reflected in the results of operations in either the Successor or Predecessor periods but are recorded “on the line.” We consider any costs that are a direct consequence of the consummation of the Acquisition as contingent and recognize these amounts neither in the Successor nor the Predecessor periods, but instead records them “on the line.”.

As part of the Acquisition, $118,411 of the predecessor term loans as of the Acquisition date were exchanged for Class A Units of USWS Holdings, and the predecessor revolver facility was paid off in full through borrowings under the Related Party Revolving Credit Facility. As of the Acquisition date, the unamortized discount of $13,599 and unamortized deferred financing costs of $2,384 related to the predecessor term loans were eliminated as part of the Acquisition.

Of the 99,485 unvested Series D Units at December 31, 2016 (Predecessor), 81,226 units were forfeited at the Acquisition date in accordance with the termination agreements of the unitholders. There was no previously recognized compensation expense associated with the forfeited units. The remaining 18,259 units were vested at the Acquisition date, which is the triggering event for such vesting in accordance with the grant agreements. Because vesting was contingent on the occurrence of a liquidation or exit event, the $565 of associated unit-based compensation expense is not reflected in the results of operations in either the Successor or Predecessor periods but are recorded “on the line” consistent with the election noted above. As part of the Acquisition, all vested Series D Units were then exchanged for Class F Units in USWS Holdings. Since USWS Holdings was obligated to replace the vested Series D Units, the fair value of the Class F Units was included as part of the purchase price consideration.

As part of the Acquisition, due to anti-dilution provisions granted to the holders of warrants in the 2017 Predecessor Period, 85,000 warrants which entitled the holder to the purchase of Series B units (Predecessor) were exchanged for warrants that entitle each holder to receive 3.4167 Class F Units at an exercise price of $0.01 per unit, representing approximately 290,420 Class F Units in aggregate. We recorded an aggregate fair value of the warrants amounting to $210 as Member’s Interest as of the effective date of the Acquisition. The fair value of the warrants was determined using the Black-Scholes option pricing model, assuming an expected life of 2.1 years, risk-free rate of 1.21%, a volatility factor of 54.3% and dividend yield of 0%. The warrants became exercisable upon completion of the Acquisition on February 2, 2017 and will expire on February 21, 2019. We granted the holders of the warrants certain “piggyback” registration rights for the resale of the Class F Units underlying the warrants. These warrants were cancelled in the Transaction.

On the Acquisition, USWS LLC’s equity is 100% owned by USWS Holdings. USWS Holdings had seven classes of membership interest, designated as Class A Units, Class B Units, Class C Units, Class D Units, Class E Units, Class F Units, and Class G Units. Class A Units and Class B Units have voting rights and combined could elect the majority of USWS LLC’s Board of Managers. All classes of units shared in USWS Holding’s distributions based on percentages as outlined in the USWS Holding’s operating agreement. At times determined by USWS Holdings, the Board issued Class G Units to any manager, officer, employee, consultant, or other party. Each Class G Unit issued was intended to be a “profits interest” within the meaning of Revenue Procedures 93-27 and 2001-43. In connection with the Transaction, USWS Holdings was restructured to consist of only a single class of units and is majority owned by the Company.

NOTE 5 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets include the following:

	December 31, 2018	December 31, 2017
Iron	$-	$3,904
Prepaid insurance	6,011	2,270
Recoverable costs from insurance	3,540	2,977
Sales tax receivable	1,987	-
Other receivables	895	2,244
Income tax receivable	810	-
Other current assets	3,194	1,592
Total prepaid expenses and other current assets	$16,437	$12,987

In the normal course of our business, we purchase iron from vendors for use in our fracturing operations. We also rent iron from another vendor for use in some of our fleets. The purchased iron is included in prepaid expenses and other current assets in the consolidated balance sheets and amortized over a period of six months to repair and maintenance as part of cost of services in the consolidated statement of operations. After which, it is sold to another vendor in exchange for credits to be applied to future rentals of iron. The credit received at the time of sale is recorded as other receivables as part of prepaid expenses and other current assets in the consolidated balance sheets. On July 1, 2018, due to operational changes in how we manage iron, we now intend to utilize iron through the end of its useful life, which we estimate to be more than one year. As a result, effective June 30, 2018, we reclassified certain iron strings to auxiliary equipment as part of property and equipment in the consolidated balance sheets.

In March 2017, some of our turbine equipment that we use to operate our Clean Fleets was damaged in an accident. As a result, we incurred costs primarily to rent replacement equipment in order to continue our operations. Recoverable costs from insurance included costs of $2,871 and $2,977 we incurred as of December 31, 2018 and 2017, respectively, which we can recover from the insurance company. In January 2019, we collected the full amount from insurance.

In June 2018, we experienced a fire on one of our hydraulic fracturing fleets operating in Pennsylvania, damaging a portion of the hydraulic fracturing equipment. The net book value of equipment lost in the fire amounted to $3,866. In August 2018, we received insurance reimbursement amounting to $8,011 to cover the majority of the costs of replacement equipment. The excess of insurance proceeds over net book value of equipment lost was recorded as part of loss (gain) on disposal of assets in the consolidated statements of operations.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of December 31, 2018, the Company performed a step zero impairment analysis and determined goodwill was not impaired based on a qualitative analysis.

Intangible assets

Intangible assets consisted of the following:

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of December 31, 2018
Order backlog	3	$15,345	$10,742	$4,603
Trademarks	10	3,132	600	2,532
Patents	20	22,955	2,200	20,755
Covenants not to compete	2	1,524	1,524	-
Customer relationship	1	132	132	-
		$43,088	$15,198	$27,890
As of December 31, 2017
Order backlog	3	$15,345	$4,604	$10,741
Trademarks	10	3,132	287	2,845
Patents	20	22,955	1,052	21,903
Covenants not to compete	2	1,524	729	795
Customer relationship	1	132	121	11
		$43,088	$6,793	$36,295

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. The weighted average amortization period is 12.46 years. Amortization expense related to amortizable intangible assets was $8,405, $8,937 for the 2018 Successor Period and the 2017 Successor Period, respectively, and none for the 2017 Predecessor Period and 2016 Predecessor Period. These amounts were included as part of depreciation and amortization in the consolidated statements of operations. On April 6, 2017, we amended a customer contract, which resulted in the recognition of an impairment loss on order backlog of $20,247. The net book value of order backlog immediately before the impairment was $35,592, which was net of accumulated amortization of $2,144.

The estimated amortization expense for future periods is as follows:

Fiscal Year	Estimated Amortization Expense
2019	$6,064
2020	1,461
2021	1,461
2022	1,461
2023	1,461
Thereafter	15,982
Total	$27,890

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	December 31, 2018	December 31, 2017
Fracturing equipment	1.5 to 10 years	$449,685	$315,183
Light duty vehicles	5 years	6,455	4,849
Furniture and fixtures	5 years	231	171
IT equipment	3 years	5,339	3,317
Auxiliary equipment	2 to 20 years	24,118	2,845
Leasehold improvements	Term of lease	335	244
		486,163	326,609
Less: Accumulated depreciation and amortization		(154,776)	(75,321)
Property and equipment, net		$331,387	$251,288

Depreciation and amortization expense was $108,440, $92,430, $4,920, and $66,084 for the 2018 Successor Period, 2017 Successor Period, 2017 Predecessor Period, and 2016 Predecessor Period, respectively. The depreciation and amortization expense in the 2018 Successor Period and 2017 Successor Period included the amortization expense on intangibles of $8,405 and $8,937, respectively. There was no amortization expense on intangibles recorded in either the 2017 Predecessor period or the 2016 Predecessor Period.

Capital leases. In November 2018, we entered into a capital lease agreement. The equipment under this agreement was received at the end of December 2018 and placed in service in 2019. The total amount capitalized under this capital lease was $15,849, presented as part of fracturing equipment in property and equipment, and the related accumulated depreciation was $0 as of December 31, 2018. The Company paid $200 in cash as an advance on the capital lease.

In August and September 2017, we entered into two capital leases. The total amount capitalized under these capital leases was $23,660, presented as part of fracturing equipment in property and equipment, and the related accumulated amortization was $15,530 and $4,383 as of December 31, 2018 and 2017, respectively. The Company paid $2,330 in cash as an advance on the capital leases.

The future minimum lease payments related to the Company’s capital leases as of December 31, 2018 amounts to $26,709, all of which are due in 2019.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accrued payroll and benefits	$7,087	$7,368
Accrued taxes	8,119	4,142
Other current liabilities	1,838	647
Accrued expenses and other current liabilities	$17,044	$12,157

NOTE 9 – SHORT – TERM NOTE PAYABLE

On March 15, 2017, the Company obtained insurance for its general liability, workers' compensation, umbrella, auto and pollution coverage needs. The Company made an initial down payment and entered into a premium finance agreement with a credit finance institution to pay the remainder of the premiums. The aggregate amount of the premiums financed is $4,112 at an interest rate of 5.0%. Under the terms of the agreement, the Company has agreed to pay 15 equal monthly payments of $283 beginning April 15, 2017 through maturity on June 15, 2018. The payments included interest expense of $114. The note had an outstanding balance of $1,446 as of December 31, 2017.

On March 15, 2018, the Company obtained insurance for its workers' compensation and pollution coverage needs. The Company entered into a premium finance agreement with a credit finance institution to pay the premiums. The aggregate amount of the premiums financed is $1,090 at an interest rate of 4.2%. Under the terms of the agreement, the Company has agreed to pay 15 equal monthly payments of $75 beginning April 15, 2018 through maturity on June 15, 2019. The payments include interest expense of $31. The note had an outstanding balance of $443 as of December 31, 2018.

On September 15, 2018, the Company obtained insurance for its general liability, workers' compensation, umbrella, auto and pollution coverage needs. The Company entered into a premium finance agreement with a credit finance institution to pay the premiums. The aggregate amount of the premiums financed is $5,119 at an interest rate 5.5%. Under the terms of the agreement, the Company has agreed to pay nine equal monthly payments of $582 beginning October 15, 2018 through maturity on June 15, 2019. The payments include interest expense of $118. The note had an outstanding balance of $3,436 as of December 31, 2018.

On November 9, 2018, the Company obtained insurance for its directors and officers liability coverage needs. The Company entered into a premium finance agreement with a credit finance institution to pay the premiums. The aggregate amount of the premiums financed is $765 at an interest rate of 5.5%. Under the terms of the agreement, the Company has agreed to pay nine equal monthly payments of $87 beginning December 9, 2018 through maturity on August 9, 2019. The payments include interest expense of $17. The note had an outstanding balance of $681 as of December 31, 2018.

NOTE 10 – DEBT

Long-term debt consisted of the following:

	December 31, 2018	December 31, 2017
First Lien Credit Facility	$55,975	$-
Second Lien Term Loan	40,000	-
Related Party Senior Term Loan	-	167,456
Related Party Revolving Credit Facility	-	49,825
Equipment financing	11,567	27,081
Capital leases	25,338	19,041
Total debt	132,880	263,403
Unamortized discount on debt and debt issuance costs	(3,963)	(255)
Current maturities	(29,501)	(39,157)
Net Long-term debt	$99,416	$223,991

First Lien Credit Facility

On December 14, 2018, our subsidiary, USWS LLC, entered into a Third Amendment (the “Amendment”) to that certain Amended and Restated Senior Secured Credit Agreement, dated February 2, 2017 by and among USWS LLC, as borrower, USWS Holdings and the Company as guarantors, and a syndicate of lenders (the “First Lien Lenders”) and U.S. Bank National Association, as administrative and collateral agent (as amended, the “First Lien Credit Facility”). The Amendment, among other things, extended the maturity date from February 2, 2020 to May 31, 2020 and permits the borrower to incur the debt under the Second Lien Term Loan (as defined below). The Amendment was accounted for as a debt modification, resulting in a debt issue costs write-off of $411 recorded as part of interest expense in the consolidated statements of operations.

The First Lien Credit Facility has a borrowing capacity of $65,000. Borrowings under the First Lien Credit Facility bear interest at a per annum rate equal to LIBOR plus 6%.

The First Lien Credit Facility contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of arrangements.

On December 14, 2018, the administrative agent for the First Lien Credit Facility and the administrative agent for the Second Lien Term Loan entered into an intercreditor agreement in order to, among other things, set forth their respective rights, obligations and remedies with respect to the collateral security.

In connection with the entrance into the Amendment, the Company repurchased from one of the lenders 824,916 shares of Class A common stock of the Company, 609,423 shares of Class B common stock of the Company and 609,423 common units of USWS Holdings for $11,475. The Company retired these shares resulting in a decrease in additional paid in capital in the consolidated balance sheets by $11,475.
As of December 31, 2018, the outstanding revolver loan balance under the First Lien Credit Agreement amounted to $55,975, which is classified as long-term debt in the consolidated balance sheets.

Second Lien Term Loan

On December 14, 2018 (“second lien closing date”), our subsidiary, USWS LLC, as borrower, entered into a Second Lien Credit Agreement (the “Second Lien Term Loan”) with USWS Holdings and the Company, as guarantors, the lenders party thereto, and Piper Jaffray Finance, LLC, as administrative agent. The Second Lien Term Loan consists of a second lien term loan in the principal amount of $40.0 million, all of which was borrowed on December14, 2018, and delayed draw term loans in the principal amounts of up to $20.0 million, which may be drawn prior to April 1, 2019, and up to $15.0 million, which may be drawn on any business day prior to June 30, 2019. Loans made under the term loan facility bear interest on the outstanding principal amount at a per annum rate equal to LIBOR plus (x) 7.75% from the second lien closing date through the first anniversary of the second lien closing date and (y) 11.50% from the day immediately succeeding the first anniversary of the second lien closing date to the maturity date plus, in each case, subject to certain qualifications, an additional interest amount equal to (a) 0.75% per annum for the period beginning April 1, 2019 through June 30, 2019, (b) 1.75% per annum for the period beginning July 1, 2019 through September 30, 2019 and (c) 3.00% on or after October 1, 2019. However, the additional interest amount will be zero on or after the date on which the Company has replaced the First Lien Credit Facility with an asset-based first lien credit facility. The Company is required to make quarterly principal payments beginning in the second fiscal quarter in 2019.

All of the loans made under the Second Lien Credit Agreement have a maturity of May 31, 2020.

The Second Lien Term Loan contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of arrangements.

All obligations of the Company under both the First Lien Credit Facility and Second Lien Term Loan are secured by a continuing security interest in all of the Company's rights, title, and interest in and to substantially all our assets.

As of December 31, 2018, the outstanding principal balance under the Second Lien Term Loan amounted to $40,000, of which $900 is due within one year from the balance sheet date.

Related Party Senior Term Loan and Revolving Credit Facility

On February 2, 2017, the Company entered into an amended and restated senior secured credit agreement in conjunction with the Acquisition (See Note 4), with a syndicate of lenders (the “Lenders”) and U.S. Bank National Association, as administrative and collateral agent, to define the terms of the new loan amount of $150,000 (the “Related Party Senior Term Loan”) and the new terms of the revolver facility (“Related Party Revolving Credit Facility”). The Lenders hold equity interest in USWS Holdings, making them related parties to the Company. USWS Holdings is a guarantor of the Related Party Senior Term Loan and Related Party Revolving Credit Facility.

The Related Party Senior Term Loan bears interest at a per annum rate equal to LIBOR plus 9%, if paid in cash, and LIBOR plus 11%, if paid in kind. Interest is payable monthly; however, the Company had the option to defer interest payments until the end of the second year anniversary of the Acquisition date. The Company elected to use this option for the 2017 Successor period. In the event of default in payment of interest, interest would accrue at the default rate, which was 2.0% per annum in excess of the interest rate otherwise payable. Commencing on March 31, 2018, and each quarterly date thereafter, the Company made principal payments equal to 1% of the aggregate principal amount of the term loans outstanding as of March 31, 2018. Interest was paid-in-kind (“PIK”) during the 2017 Successor period through February 2018, and from August 2018 through Closing Date. In connection with the Transaction, the Related Party Senior Term Loan was paid off on the Closing Date and accounted for as debt extinguishment as discussed herein. For the period January 1, 2018 through Closing Date, total PIK interest added to principal was $9,553, which was included as part of the debt extinguishment at Closing Date. As of December 31, 2017, total PIK interest added to principal was $17,456, and was presented as part of long-term debt to related party in the consolidated balance sheets. Unamortized debt issuance cost of $255 related to the Related Party Senior Term Loan was recorded as a reduction to debt as of December 31, 2017.

The Related Party Senior Term Loan mature(s) on the earlier of (i) February 2, 2022, (ii) the date the Related Party Senior Term Loan become due and payable in full, whether by acceleration or otherwise, or (iii) the date that is 90 calendar days (or such earlier or later date as may be determined in writing, provided the extension of the 90-day period is made before the maturity date) after any failure to pay the required principal installments. Due to debt extinguishment occurring in connection with the Transaction, the outstanding balance relating to the Related Party Senior Term Loan is $0 as of December 31, 2018.

The Related Party Revolving Credit Facility commitment is $45,000, with the ability to expand to $65,000. We exercised this ability on June 13, 2017. The interest rate per annum on the revolver facility is equal to LIBOR plus 6% and is payable at the end of each month. As of December 31, 2017, the outstanding principal amount of the revolving loans was $49,825, with available borrowing capacity under the terms of the new revolver facility of $15,175. The loan matures on February 2, 2022. Unamortized debt issuance costs of $8,758 related to the revolver facility are recorded in non-current assets as of December 31, 2017. Due to debt modification occurring in connection with the Transaction and during the fourth quarter of fiscal 2018, the revolver lenders ceased to be related parties as of November 9, 2018. As a result, the outstanding related party balance related to the revolver is $0 as of December 31, 2018.

Repayment of Related Party Senior Term Loan and Modification of Related Party Revolving Credit Facility

As of the Closing Date, the Related Party Senior Term Loan and Related Party Revolving Credit Facility had carrying amounts of $171,653 and $49,825, respectively, and accrued interest on the revolver was $139. Pursuant to the terms of the Merger and Contribution Agreement at Closing Date, the Company repaid the outstanding Related Party Senior Term Loans and Related Party Revolving Credit Facility including any accrued interest by paying in cash of $208,657 and issuing an aggregate of 1,314,999 shares of Class A common stock, valued at $10 per share, or $13,150, to the Lenders. The repayment of the Related Party Senior Term Loans was accounted for as a debt extinguishment, resulting in a loss on extinguishment of $190 recorded in the consolidated statements of operations.

In addition, as of the Closing date, the revolver lenders entered into an assignment agreement to re-assign the revolving commitment amount to only two lenders. On November 19, 2018, we entered into a Second Amendment to the Restated Senior Secured Credit Agreement, whereby the revolver commitment amount was split evenly to the remaining two lenders, and the revolver maturity was shortened by two years from February 2, 2022 to February 2, 2020. The amendment was accounted for as a debt modification, resulting in debt issuance costs write-off of $6,033 recorded as part of interest expense in the consolidated statements of operations.

Equipment Financing

The Company entered into security agreements with financing institutions from 2016 through 2018 for the purchase of certain fracturing equipment with maturities through 2023. As of December 31, 2018, these financing agreements had a total balance of $11,567, of which $3,263 is due within one year. The weighted average interest rate for these agreements was 6.3% as of December 31, 2018. As of December 31, 2017, these financing agreements had a total balance of $27,081, of which $22,767 was due within one year. The weighted average interest rate for these agreements was 7.49% per annum as of December 31, 2017.

Payments of Debt Obligations due by Period

Presented below is a schedule of the repayment requirements of long-term debt as of December 31, 2018:

Principal Amount
of Long-term Debt
2019	$29,501
2020	98,438
2021	3,245
2022	1,654
2023	42
Total	$132,880

NOTE 11 – SHAREHOLDERS’ EQUITY AND MEMBER’S INTEREST

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2018, there were 49,254,760 shares of Class A common stock issued and outstanding. At December 31, 2018, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A Common Stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50 rather than $12.00.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2018 and 2017, there were 13,937,332 and no shares of Class B common stock issued and outstanding. The shares of Class B common stock are non-economic; however, holders are entitled to one vote per share. Each share of Class B common stock, together with one unit of USWS Holdings, is exchangeable for one share of Class A common stock or, at the Company’s election, the cash equivalent to the market value of one share of Class A common stock.

Class F Common Stock

Prior to the Transaction, the Company was authorized to issue 10,000,000 shares of Class F common stock with a par value of $0.0001 per share. The Class F common stock was identical to the Class A common stock, except that Class F common stock automatically converted into shares of Class A common stock upon consummation of the Transaction. At December 31, 2017, there were 8,125,000 shares of Class F common stock issued and outstanding. In connection with the Transaction, 2,975,000 shares of Class F common stock were cancelled, and the remaining 5,150,000 shares converted into shares of Class A common stock.

Warrants

Prior to the Transaction, 32,500,000 warrants were issued pursuant to our initial public offering and 15,500,000 warrants were sold simultaneously to Matlin & Partners Acquisition Sponsor, LLC (the “Sponsor”) and Cantor Fitzgerald (the “Underwriter”). As of December 31, 2018, there remained 32,500,000 public warrants and 15,500,000 private placement warrants outstanding. Each warrant entitles its holder to purchase one half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the Transaction and expire five years after that date or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company may redeem the outstanding warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by the Sponsor, the Underwriter or their permitted transferees.

On March 12 and March 13, 2019, we entered into privately negotiated warrant exchange agreements with certain holders of our warrants to exchange 10,864,391 warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. As a result, our Class A common shares issued and outstanding increased by 1,412,372 shares.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within shareholders’ equity as a separate component and represents approximately 22.1% ownership of USWS Holdings as of December 31, 2018.

Long-Term Incentive Plan

In connection with the Transaction, the Company’s Board of Directors adopted the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (the “LTIP”). An aggregate 8,160,500 shares of Class A common stock are available for issuance under the LTIP, and 530,000 shares of restricted stock were granted to management under the LTIP on the Closing Date.

Member’s Interest

Pursuant to the Acquisition (See Note 4), USWS Holdings became the sole member of USWS LLC. All of the equity holders (including all preferred equity holders) of the Predecessor entity contributed their membership interests in USWS LLC to USWS Holdings in exchange for new membership units in USWS Holdings. All lenders under the senior term loans of USWS LLC agreed to exchange a portion of their debt from USWS LLC for new membership units in USWS Holdings. USWS Holdings then cancelled all of the membership units in exchange for 100% membership interest in USWS LLC.

NOTE 12 – EARNINGS (LOSS) PER SHARE

The Transaction was accounted for as a reverse recapitalization by which the Company issued stock for the net assets of USWS Holdings accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

Basic and diluted net income per share excludes the income attributable to and shares associated with the 1,609,677

Class A shares that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. Diluted net income per share excludes the effects of warrants to purchase 24,000,000 shares of common stock because the average market price of the Class A shares during the period did not exceed the exercise price of the warrants. Diluted net income per share excludes the effects of unvested restricted stock because the market conditions for vesting had not been met as of December 31, 2018.

The Company excluded the Class B shares from the computation of diluted earnings per share because the effect of including them would be anti-dilutive as a result of the Company being in a net loss position for the periods presented.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common shares outstanding for the period subsequent to the corporate reorganization that occurred in connection with the Transaction:

		Year Ended
		December 31, 2017
(in thousands, except share and per share amounts)	Successor	Successor	Predecessor	Predecessor
		February 2, 2017	January 1, 2017
	Year Ended	(inception) to	to	Year Ended
	December 31, 2018	December 31, 2017	February 1, 2017	December 31, 2016
Basic Net Income Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(65,896)	$(93,622)	$(5,654)	$(95,404)
Net loss attributable to cancellable Class A shares	2,142	3,041	184	3,099
Basic net loss attributable to U.S. Well Services, Inc. shareholders	$(63,754)	$(90,581)	$(5,470)	$(92,305)

Denominator:
Weighted average shares outsanding	49,508,995	49,549,676	49,549,676	49,549,676
Cancellable Class A shares	(1,609,677)	(1,609,677)	(1,609,677)	(1,609,677)
Basic weighted average shares outstanding	47,899,318	47,939,999	47,939,999	47,939,999
Basic and dilutive net income per share attributable to Class A shareholders	$(1.33)	$(1.89)	$(0.11)	$(1.93)

NOTE 13 – SHARE-BASED COMPENSATION

2018 Successor Period Share-Based Compensation

Restricted Stock

In connection with the closing of the Transaction, a restricted stock grant of 530,000 shares of Class A common stock was awarded to certain employees of the Company pursuant to the LTIP. One-third of these shares vest on each of the first, second and third anniversaries of the grant date, subject to a market condition that requires the closing price of the Class A common stock of to be $12.00 or greater for 20 trading days in any period of 30 consecutive trading days before any vesting of awards may occur. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee of the Company prior to the lapse of the restriction. Stock based compensation costs totaling $4,622 associated with this award will be recognized over the three-year vesting period.

The following table sets forth the restricted stock transactions for the year ended December 31, 2018:

		Weighted- average
	Unvested	grant-date fair value
Units at beginning of period	-	$-
Granted	530,000	8.72
Vested	-	-
Forfeited	-	-
Units at end of period	530,000	$8.72

The fair value of the restricted stock was determined using a Monte Carlo simulation analysis, which used Geometric Brownian Motion to estimate future equity prices for the Company. The following key input assumptions were used to calculate fair value:

USWS Starting Share Price	$10.0
Vesting Term	3.0
Expected Volatility	61.4%
Dividend Yield	0.0%
Risk-free Rate	3.0%

For the year ending December 31, 2018, stock-based compensation expense of $408 related to restricted stock grants was recorded, of which $121 is presented as part of cost of services, and $287 presented as part of selling, general, and administrative expenses in the consolidated statement of operations.

Transaction Bonus

In connection with the closing of the Transaction, a grant of 650,000 shares of Class A common stock was awarded to the chief executive officer with a fair value of $10.00 per share. The shares immediately vested, and the Company recognized $6,500 of share-based compensation expense on the grant date.

2017 Successor Period Share-Based Compensation

During the 2017 Successor Period, USWS Holdings entered into various Class G Unit Agreements pursuant to which 85,800 Class G Units were granted to directors, officers, and key employees of the Company as performance incentives and are generally subject to a four-year vesting period. Each Class G Unit issued is intended to be a “profits interest” within the meaning of Revenue Procedures 93-27 and 2001-43. These Class G Unit grants are classified as equity awards and are subject to vesting and forfeiture under circumstances set forth in the agreements between USWS Holdings and each such directors, officers, and key employees. The fair value of each award is determined using an option pricing model, which is then adjusted for a discount due to lack of marketability. Of the total number of Class G Unit grants, there were 15,000 Class G Units granted to an officer that vested immediately on grant date. The Company recognizes the compensation expense related to these grants from USWS Holdings to its employees in its consolidated statement of operations with a corresponding credit to equity, representing a deemed capital contribution from USWS Holdings. As a result of the Transaction, the vesting of these shares was accelerated pursuant to the Class G Unit agreements. For the 2018 Successor Period and 2017 Successor Period, compensation expense of $13,725 and $4,546, respectively, was recorded, of which $6,329 and $1,578, respectively, is presented as part of cost of services, and $7,397 and $2,968, respectively, is presented as part of selling, general, and administrative expenses in the consolidated statement of operations.

Of the total number of Class G Unit grants, a total of 20,000 Class G Units were granted to two officers, for which units will be fully vested upon satisfaction of a performance condition, which is the sale of the Company, and satisfaction of a market condition. The market condition requires the Enterprise Value, as defined in the grant agreements, to be greater than $450,000 and $500,000, respectively, for the two officers at the effective date of sale of the Company. As of the Transaction closing date, both the performance and market conditions were met, resulting in recognition of compensation expense in the 2018 Successor Period amounting to $2,613, presented as part of selling, general, and administrative expenses in the consolidated statement of operations.

Since all the Class G Unit grants were fully vested as of the Transaction closing date, there is no unrecognized compensation cost as of December 31, 2018.

The following table summarizes the 2018 Successor Period transactions related to the unit based awards:

		Weighted-average
	Unvested	grant-date fair value
Units at beginning of
period	70,800	$225.69
Granted	-	-
Vested	(70,800)	225.69
Forfeited	-	-
Units at end of period	-	$-

Valuation assumptions for unit based awards

The Company estimated the fair value of unit awards granted during the 2017 Successor Period using option pricing models. The Company estimated the fair value of service-based unit awards using a Black-Scholes option pricing model. The Company estimated the fair value of performance-based unit awards using a Monte Carlo simulation option pricing model, with a probability of the market condition being met based on the appropriate enterprise value thresholds. The following key input assumptions were used in the option pricing models:

Expected life:	5 years
Risk-free interest rate:	1.77% to 2.02%
Expected equity volatility:	48.4% to 53.4%
Expected dividend yield:	0.0%
Discount for lack of marketability:	23.0% to 25.5%
Expected asset volatility:	34.3% to 34.8%

The starting total equity value was determined using both an income and a market approach. The expected life of units represents the normal holding period for a market participant in the case of service-based unit awards. The expected life of units represents management’s best estimate of the timing for a change of control in the case of performance-based awards. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected term for a liquidity event. Expected volatility was based on an 80/20 blend of implied and historical volatility, respectively, using volatilities from publicly traded peers. Expected dividend yield is based on the fact that the Company has never paid cash dividends and did not anticipate paying any cash dividends to unitholders over the relevant period. Discounts for lack of marketability are based on put option analyses using similar timing inputs as for the option pricing model and the simulation model.

Predecessor Share-Based Compensation

During 2012, the Company entered into various Series D Unit Agreements pursuant to which 293,323 Series D Units were granted to officers of the Company as performance incentives and are classified as equity based compensation. The Series D Units are subject to vesting and forfeiture under circumstances set forth in the agreements between the Company and each such officer.

In October and November 2013, the Company entered into Amended and Restated Series D Unit Agreements (“Amended Agreements”) with certain officers and key employees, pursuant to which 110,088 units became vested upon the execution of the Amended Agreements. Compensation related to the vested Series D Units was recognized equal to the fair market value of the units at the date of the Amended Agreements, as the amendment is treated as a modification due to the units not vesting under the original performance condition. Fair value is determined using probability-weighted discounted cash flow model and market valuation approaches. A total of 65,064 units remain unvested until the occurrence of a liquidation or exit event. The vesting of such Series D Units triggered certain anti-dilution protections granted to the holders of our Series B Units in our Company Agreement and certain of our executive officers in their Series D Unit Agreements.

In January 2014, the Company entered into a Second Amended and Restated Series D Unit agreement with a certain officer, pursuant to which 2,907 units became vested.

In February 2014, but made effective September 2013, the Company entered into various Series D Unit Agreements with certain officers granting a total of 37,329 Series D units, such units to remain unvested until the occurrence of a liquidation or exit event. The Company did not recognize any compensation expense on these awards until the qualifying event is deemed probable. The Company does not deem the qualifying event probable until it occurs.

As of December 31, 2016 (Predecessor), there was $3,078 of unrecognized compensation cost related to unvested predecessor unit awards.

The following table summarizes the 2016 Predecessor Period and 2017 Predecessor Period share-based awards:

	2016 and 2017 Predecessor periods
	Unvested	Weighted-average grant-date fair value
Units at beginning of Period	99,485	$30.94
Granted	—
Vested	—
Forfeited	—
Units at end of period	99,485	$30.94

In the 2017 Predecessor Period, there were no forfeitures and vesting that have occurred related to these share-based awards.

NOTE 14 – EMPLOYEE BENEFIT PLAN

On March 1, 2013, the Company established the U.S. Well Services 401(k) Plan. We match 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. Our matching contributions were $3,610, $2,360, $125, and $522 for the 2018 Successor Period, 2017 Successor Period, 2017 Predecessor Period, and 2016 Predecessor Period, respectively, included in cost of services and selling, general and administrative expenses in the statements of operations.

NOTE 15 – INCOME TAXES

Prior to the completion of the Transaction, the Company was a limited liability company and was taxed as a partnership for federal and certain state income tax purposes. As such, the results of operations were allocated to the members for inclusion in their income tax returns and therefore no provision or benefit for federal or certain state income taxes were included in our financial statements prior to the completion of the Transaction.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. Since the Company was previously a flow-through entity, no deferred tax expense was recorded as a result of the reduced tax rate.

The Company’s net deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2018	2017
Net Operating Loss Carryforward	$20,686	$-
Startup/Organization Expenses	175	-
Investment in Partnership	15,318
Attributes/Other	328	-
Total Deferred Tax Assets	36,507	-
Less Valuation Allowance	(36,507)	-
Total Deferred Tax Assets, net	$-	$-

Deferred Tax Liabilities	-	-

Net Deferred Tax Assets	$-	$-

The income tax provision consists of the following:

	Successor	Successor	Predecessor	Predecessor

	January 1, 2018	February 2, 2017	January 1, 2017	January 1, 2016
	ended	to	to	to
	December 31,	December 31,	February 1,	December 31,
Current	2018	2017	2017	2016
Federal	$-	$-	$-	$-
State	352	-	-	-
Total Current	352	-	-	-

Deferred
Federal	-	-	-	-
State	-	-	-	-
Total Deferred	-	-	-	-
Total	$352	$-	$-	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Pre-tax loss	$70,462

Federal Provision/(Benefit)	(14,797)	21.00%
Flow Through Income not Subject to Tax	11,166	-15.85%
State Income Taxes, net of Federal Benefit	279	-0.40%
Other	(74)	0.11%
Valuation Allowance	3,778	-5.36%
Total Expense	$352	-0.50%

As of December 31, 2017, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.  In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the positive and negative evidence with respect to sources of taxable income for purposes of determining the realization of deferred tax assets.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

As of December 31, 2018, the Company had total U.S. federal net operating loss ("NOL") carryforwards of $89,210 and $63,011 of state NOLs available to offset future taxable income. A majority of the NOLs would begin to expire in 2036 if unused. Federal NOLs generated after December 31, 2017 do not expire and the state rules vary by state.  After consideration of all of the information available, management has established a valuation allowance against the deferred tax assets of the Company’s tax loss carryforwards to the extent it is not more likely than not they will be realized. As of December 31, 2018, the valuation allowance totaled $36,507.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the taxing authorities.

We follow guidance issued by the Financial Accounting Standards Board (“FASB”) in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

We have considered our exposure under the standard at both the federal and state tax levels.  We did not record any liabilities for uncertain tax positions as of December 31, 2018 or December 31, 2017. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of December 31, 2018, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of December 31, 2018:

		Minimum
	Contracted	Commitments
2019	$87,346	$32,648
2020	47,263	18,998
2021	33,795	14,448
2022	9,186	9,333
2023	2,625	2,667
Total	$180,215	$78,094

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event that we procured no additional proppant under the contracts subsequent to December 31, 2018.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense for the 2018 Successor Period, the 2017 Successor Period, the 2017 Predecessor Period and the 2016 Predecessor Period was $2,140, 1,304, $84, and $1,047, respectively, of which $1,915, $1,062, $64, and $803 are recorded as part of cost of services and $225, $242, $20, and $244 are recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases as of December 31, 2018:

2019	$1,815
2020	1,157
2021	651
2022	476
2023	288
Thereafter	325
Total minimum future rentals	$4,712

Self-insurance

Beginning June 2014, the Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported as of December 31, 2018 and 2017 was $278 and $608, respectively, and was reported as accrued expenses in the balance sheets. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

Previous to the Transaction, our lenders held a majority of the equity interest in USWS Holdings, resulting in debt issued under the amended and restated senior secured credit agreement becoming related party transactions as described in Note 10. After the Transaction Closing Date, the Related Party Senior Term Loan was extinguished and the Related Party Revolving Credit Facility was repaid. The facility commitment was reassigned to two lenders that individually or in aggregate owned less than 10% of the equity interest in the Company. After this reassignment, the revolving credit facility is no longer considered related party debt and is now referred to as First Lien Credit Facility. See Note 10 for a discussion of these transactions and impact on the consolidated financial statements during the 2018 period.

In 2017 and early 2018 certain critical components to manufacture hydraulic fracturing pumps were in short supply.  Based on our projected sales pipeline, we had the potential need for growth fleets later in the year.  Through long-standing industry relationships, Joel Broussard, our Chief Executive Officer, was able to secure access to these components, but only if ordered in an amount that significantly exceeded our projected requirements. Mr. Broussard presented this opportunity to the Board of Directors, who concluded that such a transaction was outside of USWS’ business plan and that the Company was not in a position to enter into such a transaction.  In order to ensure we would have access to these components, if needed, Mr. Broussard proposed to personally form a joint venture (the “JV”) with Dragon Products, LLC (“Dragon”) whereby Mr. Broussard’s contribution was to provide access to these critical components using his own personal resources and Dragon’s contribution to the JV was to provide the fracturing pump designs, manufacturing facility and manufacturing expertise. The JV was both disclosed to members of our Board of Directors and permitted under the terms of Mr. Broussard’s employment contract.

In April 2018, we entered into a two-year contract with a new customer to provide the customer with a conventional hydraulic fracturing fleet. We conducted a bid process to acquire the pumps necessary to fulfil the contract; Dragon participated in the bid process. The results of the bid process were presented to our Board of Directors for review and discussion along with a full disclosure of the details of the JV with Dragon. Mr. Broussard recused himself from the Board of Directors’ process.  Our Board of Directors approved the purchase of the pumps from Dragon (with the pumps to be manufactured by the JV) based on the equipment quality, price, financing terms and Dragon’s ability to deliver the pumps on schedule. The Company purchased the pumps from Dragon at a total cost of approximately $39.2 million. In August 2018, in anticipation of the merger with MPAC and due to the increased industry adoption of electric fleets, Mr. Broussard negotiated the sale of his entire interest in the JV back to Dragon.

During the 2017 Predecessor Period and 2016 Predecessor Period, the Company made purchases of silica dust control solutions amounting to $244 and $2,359, respectively, from a vendor which is in part owned by one of the prior members of our Board of Managers (“board member”). The board member is no longer serving in any capacity at the Company post-Acquisition.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited financial and operating information for each quarter of the year ended December 31, 2018 and 2017. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

	Year Ended December 31, 2018
	Successor	Successor	Successor	Successor
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$171,606	$192,632	$166,173	$118,436
Costs and expenses:
Cost of services (excluding depreciation and amortization)	138,428	151,363	137,452	105,788
Depreciation and amortization	25,920	24,862	26,765	30,893
Selling, general and administrative expenses	4,337	5,278	5,248	19,634
Impairment loss on intangible assets	-	-	-	-
Loss (Gain) on disposal of assets	2,929	5,187	(126)	2,858
Loss from operations	(8)	5,942	(3,166)	(40,737)
Interest expense, net	(7,401)	(6,884)	(7,387)	(10,964)
Loss on extinguishment of debt	-	-	-	(190)
Other income	317	5	9	2
Loss before income taxes	(7,092)	(937)	(10,544)	(51,889)
Income tax expense	-	-	-	352
Net loss	(7,092)	(937)	(10,544)	(52,241)
Net loss attributable to noncontrolling interest	-	-	-	(4,918)
Net loss attributable to U.S. Well Services, Inc.	$(7,092)	$(937)	$(10,544)	$(47,323)

	Year Ended December 31, 2017
	First Quarter ended March 31, 2017
	Predecessor	Successor	Successor	Successor	Successor
	January 1, 2017	February 2, 2017
	to	to	Second	Third	Fourth
Selected Financial Data:	February 1, 2017	March 31, 2017	Quarter	Quarter	Quarter
Revenue	$32,867	$72,094	$122,492	$122,819	$149,082
Costs and expenses:
Cost of services (excluding depreciation and amortization)	28,053	64,461	105,597	100,556	123,511
Depreciation and amortization	4,920	16,533	22,968	23,513	29,416
Selling, general and administrative expenses	1,281	4,369	3,909	4,091	5,232
Impairment loss on intangible assets	-	-	20,247	-	-
Loss on disposal of assets	201	3,205	2,480	2,829	3,444
Loss from operations	(1,588)	(16,474)	(32,709)	(8,170)	(12,521)
Interest expense, net	(4,067)	(3,530)	(5,699)	(6,444)	(7,288)
Loss on extinguishment of debt	-	-	-	-	-
Other income (expense)	1	8	26	35	(856)
Net loss	$(5,654)	$(19,996)	$(38,382)	$(14,579)	$(20,665)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting (ICFR) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating Company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Transaction on November 9, 2018 pursuant to which we acquired USWS Holdings and its subsidiaries. Prior to the Transaction, we were a special purpose acquisition company formed for the purpose of effecting a merger, asset acquisition, stock purchase or similar transaction. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Transaction were insignificant compared to those of the consolidated entity post-Transaction. The design of ICFR for the Company post-Transaction has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2018. If management were to conduct an assessment regarding the Company’s ICFR, however, its scope would include the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of The Treadway Commission.

Changes in Internal Control over Financial Reporting

The Company has been engaged in the process of the design and implementation of the Company’s internal control over financial reporting in a manner commensurate with the scale of the Company’s operations post-Transaction. Except with respect to the changes in connection with such design and implementation, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Nasdaq Listing Qualification

During 2018, the Company received a notice from the Staff of Listing Qualifications Department of Nasdaq stating that the Company was not in compliance with the minimum number of round lot holders of the Company’s Class A common stock and warrants. The Company subsequently received confirmation from Nasdaq in March 2019 that it is in compliance with the minimum round lot holder rules for its Class A common stock and warrants.

The Company discloses the following pursuant to Item 3.02 of Form 8-K:

Private Warrant Exchange Transactions

On March 12 and March 13, 2019, the Company entered into privately negotiated warrant exchange agreements under which the Company has agreed to exchange an aggregate of 1,412,372 shares of the Company’s Class A common stock for 10,864,391 warrants. The Company may engage in similar transactions in the future but is under no obligation to do so. These transactions are exempt from registration under Section 3(a)(9) of the Securities Act, as no commission or other remuneration was paid or given directly or indirectly for soliciting such transactions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors is incorporated herein by reference from the section entitled “Election of Directors (Item 1 on the Proxy Card)” of our Proxy Statement for the 2019 Annual Meeting of Stockholders (our “Proxy Statement”), which we intend to file with the SEC within 120 days of December 31, 2018. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.uswellservice.com under “Investor Relations – Governance Documents” and are also available in print to any stockholder upon request without charge by submitting a written request to our Vice President, General Counsel & Secretary, US Well Service, Inc., 1360 Post Oak Blvd., Suite 1800, Houston, Texas 77056 - 3011. Information regarding shareholder nominating procedures is incorporated herein by reference from the section entitled “Corporate Governance—Committees of the Board of Directors—Nominating and Governance Committee” of our Proxy Statement. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Corporate Governance—Committees of the Board of Directors—Audit Committee” of our Proxy Statement. Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the 2019 Annual Meeting of Stockholders. We have adopted a Code of Business Conduct and Ethics (the “Code”), which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code may be found on our website at www.uswellservices.com under “Investor Relations – Governance Documents” and is available in print to stockholders without charge by submitting a request to the address set forth above. To the extent required by SEC rules, we intend to disclose any amendments to this Code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four (4) business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Our Management and Holders of More Than 5% of Outstanding Shares of Common Stock” of our Proxy Statement. Additionally, Equity Plan Compensation Information is incorporated herein by reference from Part II, Item 5 of this Annual Report.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance—Director Independence” of our Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference from the section entitled “Proposal to Ratify the Appointment of KPMG LLP as Our Independent Registered Public Accounting Firm for 2019 (Item 2 on the Proxy Card)” of our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Our Consolidated Financial Statements and accompanying footnotes are included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Financial Statements Schedules

All other schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto or will be filed within the required timeframe.

Exhibits

Exhibit No.	Description
2.1

Merger and Contribution Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, MPAC Merger Sub LLC, USWS Holdings LLC, certain blocker companies named therein and, solely for purposes described therein, the seller representatives named therein (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 16, 2018).

2.2

Amendment No. 1, dated as of August 9, 2018, to Merger and Contribution Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, MPAC Merger Sub LLC, USWS Holdings LLC, certain blocker companies named therein and, solely for purposes described therein, the seller representatives named therein (incorporated by reference to Exhibit 2.1.1 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on October 26, 2018).

2.3

Amendment No. 2, dated as of November 2, 2018, to Merger and Contribution Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, MPAC Merger Sub LLC, USWS Holdings LLC, certain blocker companies named therein and, solely for purposes described therein, the seller representatives named therein (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 5, 2018).

3.1

Second Amended and Restated Certificate of Incorporation of U.S. Well Services, Inc (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on November 16, 2018).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
4.1

Amended and Restated Registration Rights Agreement, dated as of November 9, 2018, by and among U.S. Well Services, Inc., Matlin & Partners Acquisition Sponsor LLC, the Blocker Stockholders, certain Non-Blocker USWS Members, Crestview, the Lenders, Piper and Joel Broussard (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

4.2

Warrant Agreement, dated March 9, 2017, by and between Continental Stock Transfer & Trust Company and Matlin & Partners Acquisition Corporation (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on March 15, 2017).

10.1

Amended and Restated Limited Liability Company Agreement of USWS Holdings LLC, dated as of November 9, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on November 16, 2018).

10.2

Sponsor Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, USWS Holdings LLC, Matlin & Partners Acquisition Sponsor LLC and, solely for purposes described therein, Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 16, 2018).

10.3

Amendment No. 1, dated November 2, 2018, to Sponsor Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, USWS Holdings LLC, Matlin & Partners Acquisition Sponsor LLC and, solely for purposes described therein, Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 5, 2018).

10.4

Amendment No. 2, dated November 9, 2018, to Sponsor Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, USWS Holdings LLC, Matlin & Partners Acquisition Sponsor LLC and, solely for purposes described therein, Cantor Fitzgerald & Co (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.5#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).
10.6#

Employment Agreement, dated as of July 13, 2018, by and between U.S. Well Services, Inc. and Joel Broussard (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.7#

Employment Agreement, dated as of July 13, 2018, by and between U.S. Well Services, Inc. and Matt Bernard (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.8#

Employment Agreement, dated as of July 13, 2018, by and between U.S. Well Services, Inc. and Nathan Houston (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.9#

Employment Agreement, dated as of July 13, 2018, by and between U.S. Well Services, Inc. and Kyle O’Neill (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.10#	U.S. Well Services, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).
10.11#

Form of Restricted Stock Award Agreement under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.12+

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of December 14, 2018, by and among U.S. Well Services, LLC, as borrower, USWS Holdings, LLC, as guarantor, U.S. Well Services, Inc., as guarantor, the lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on December 17, 2018).

10.13+

Second Lien Credit Agreement, dated as of December 14, 2018, by and among U.S. Well Services, LLC, as borrower, USWS Holdings, LLC, as guarantor, U.S. Well Services, Inc., as guarantor, the lenders from time to time party thereto, and Piper Jaffray Finance, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on December 17, 2018).

21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

# Management contract or compensatory plan or arrangement.

+ Schedules have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

* Filed herewith.

** Furnished herewith.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2019.

U.S. WELL SERVICES, INC.

By:

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Broussard Joel Broussard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
/s/ Kyle O’Neill Kyle O’Neill	Chief Financial Officer (Principal Financial Officer)	March 14, 2019
/s/ Chris Wirtz Chris Wirtz	Principal Accounting Officer	March 14, 2019
/s/ David Matlin David Matlin	Director	March 14, 2019
/s/ David Treadwell David Treadwell	Director	March 14, 2019
/s/ Adam Klein Adam Klein	Director	March 14, 2019
/s/ Eddie Watson Eddie Watson	Director	March 14, 2019
/s/ James Bold James Bold	Director	March 14, 2019
/s/ Ryan Carroll Ryan Carroll	Director	March 14, 2019
/s/ Richard Burnett Richard Burnett	Director	March 14, 2019