Form 10-Q
period 2019-03-31
U.S. WELL SERVICES, INC.
filed 2019-05-09
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

As of May 9, 2019, the registrant had 54,440,374 shares of Class A Common Stock and 13,937,332 shares of Class B Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CLASS A COMMON SHARES $0.0001, par value WARRANTS	USWS USWSW	NASDAQ Capital Market NASDAQ Capital Market

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,395	$29,529
Restricted cash	509	507
Accounts receivable (net of allowance for doubtful accounts of $189 in 2019 and 2018)	84,141	58,026
Inventory, net	11,912	9,413
Prepaids and other current assets	12,169	16,437
Total current assets	128,126	113,912
Property and equipment, net	447,126	331,387
Intangible assets, net	25,991	27,890
Goodwill	4,971	4,971
Deferred financing costs, net	1,800	2,070
TOTAL ASSETS	$608,014	$480,230
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$158,475	$89,360
Accrued expenses and other current liabilities	25,766	17,044
Notes payable	2,381	4,560
Current portion of long-term equipment financing	12,390	3,263
Current portion of long-term capital lease obligation	18,521	25,338
Current portion of long-term debt	-	900
Total current liabilities	217,533	140,465
Long-term equipment financing	37,550	8,304
Long-term capital lease obligation	4,210	-
Long-term debt	135,366	91,112
TOTAL LIABILITIES	394,659	239,881
Commitments and contingencies (NOTE 15)
STOCKHOLDERS' EQUITY
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares
authorized; 52,927,034 shares issued and outstanding as of March 31, 2019 and 49,254,760 issued and outstanding as of December 31, 2018	5	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares
authorized; 13,937,332 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Additional paid in capital	206,008	204,928
Accumulated deficit	(39,560)	(17,383)
Total stockholders' equity attributable to U.S. Well Services, Inc.	166,454	187,551
Noncontrolling interest	46,901	52,798
Total Stockholders' Equity	213,355	240,349
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$608,014	$480,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$139,772	$171,606
Costs and expenses:
Cost of services (excluding depreciation and amortization)	109,681	138,428
Depreciation and amortization	37,844	25,920
Selling, general and administrative expenses	8,620	4,337
Loss on disposal of assets	6,904	2,929
Loss from operations	(23,277)	(8)
Interest expense, net	(5,115)	(7,401)
Other income	27	317
Loss before income taxes	(28,365)	(7,092)
Income tax expense	124	-
Net loss	(28,489)	(7,092)
Net loss attributable to noncontrolling interest	(6,217)	-
Net loss attributable to U.S. Well Services, Inc.	$(22,272)	$(7,092)

Loss per common share (See Note 11):
Basic and diluted	$(0.45)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	47,398	47,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,489)	$(7,092)
Adjustments to reconcile net loss to cash provided by
operating activities:
Depreciation and amortization	37,844	25,920
Provision for losses on accounts receivable	-	444
Provision for losses on inventory obsolescence	12	85
Non-cash interest	-	3,525
Loss on disposal of assets	6,904	2,929
Amortization of discount on debt	749	-
Deferred financing costs amortization	336	518
Share-based compensation expense	1,059	1,012
Changes in assets and liabilities:
Accounts receivable	(26,115)	(16,077)
Inventory	(2,044)	1,638
Prepaids and other current assets	4,702	(58)
Accounts payable	9,331	12,954
Accrued liabilities	8,041	1,364
Accrued interest	683	-
Net cash provided by operating activities	13,013	27,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,442)	(7,770)
Net cash used in investing activities	(52,442)	(7,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolving credit facility	9,025	-
Proceeds from issuance of long-term debt	35,000	-
Proceeds from issuance of note payable	-	1,394
Repayments of note payable	(2,179)	(784)
Repayments of amounts under equipment financing
agreements	(6,683)	(4,066)
Principal payments under finance lease obligation	(4,379)	(2,273)
Deferred financing costs	(1,487)	-
Net cash provided by (used in) financing activities	29,297	(5,729)
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,132)	13,663
Cash and cash equivalents and restricted cash, beginning of period	30,036	5,923
Cash and cash equivalents and restricted cash, end of period	$19,904	$19,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow disclosure:
Interest paid	$3,359	$1,843
Non-cash investing and financing activities:
Changes in accrued and unpaid capital expenditures	59,784	7,160
Assets under finance lease obligations	10,451	-
Notes payable for purchases of equipment	36,280	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, December 31, 2017	-	$-	-	$-	$-	$137,885	$(93,622)	$-	$-	$44,263
Deemed contribution related to unit-based compensation	-	-	-	-	-	1,012	-	-	-	1,012
Net loss	-	-	-	-	-	-	(7,092)	-	-	(7,092)
Balance, March 31, 2018	-	$-	-	$-	$-	$138,897	$(100,714)	$-	$-	$38,183

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, December 31, 2018	49,254,760	$5	13,937,332	$1	$204,928	$-	$-	$(17,383)	$52,798	$240,349
Adoption of ASC 606 as of January 1, 2019 (Note 1)	-	-	-	-	-	-	-	95	27	122
Exercise of warrants	1,412,372	-	-	-	-	-	-	-	-	-
Restricted stock granted to employees	2,213,027	-	-	-	-	-	-	-	-	-
Class A Common stock granted to board members	46,875	-	-	-	331	-	-	-	87	418
Share-based compensation	-	-	-	-	749	-	-	-	206	955
Net loss	-	-	-	-	-	-	-	(22,272)	(6,217)	(28,489)
Balance, March 31, 2019	52,927,034	$5	13,937,332	$1	$206,008	$-	$-	$(39,560)	$46,901	$213,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 79.2% ownership of USWS Holdings as of March 31, 2019.

Unless the context otherwise requires, “the Company”, “USWS”, “we,” “us,” and “our” refer, for periods prior to the completion of the Transaction, to USWS Holdings and its subsidiaries and, for periods upon or after the completion of the Transaction, to US Well Services, Inc. and its subsidiaries, including USWS Holdings and its subsidiaries.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the annual financial statements included in the Company's 2018 Annual Report on Form 10-K (the “Annual Report”).

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of and for the three months ended March 31, 2019 and 2018. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2019.

Principles of Consolidation

The condensed consolidated financial statements comprise the financial statements of the Company its wholly owned subsidiaries, and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of property and equipment and intangibles, impairment assessments of goodwill and other intangibles, Level 2 inputs used in fair value estimation of term loans, accounting for business combination, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of share-based compensation. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity at the date of acquisition of three months or less. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the condensed consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$19,395	$29,529
Restricted cash	509	507
Cash and cash equivalents and restricted cash	$19,904	$30,036

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased and used by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of March 31, 2019 and December 31, 2018, the Company had inventory reserves of $0.6 million for obsolete and slow-moving inventory.

On certain contracts with our proppant vendors, we take ownership of proppant as it leaves the sand mines. These in transit inventories are recognized as part of Inventory in our condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, in transit inventories were nil and $0.3 million, respectively.

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

Deferred Financing Costs

Costs incurred to obtain financing are capitalized and amortized to interest expense using the effective interest method over the contractual term of the debt. At the balance sheet date, deferred financing costs related to the term loans are presented as a direct deduction from the debt liability, while deferred financing costs related to the revolver facility are presented as deferred financing costs, net, on the condensed consolidated balance sheets.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2019 and December 31, 2018:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet dates.

Second Lien Term Loan. The carrying value of the Second Lien Term Loan approximates fair value as its terms are consistent with and comparable to current market rates as of March 31, 2019 and December 31, 2018.

Revenue Recognition

Effective January 1, 2019, the Company adopted a comprehensive new revenue recognition standard, ASC 606, Revenue from Contracts with Customers. The details of the significant changes to accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard using a modified retrospective method, allowing the Company to apply the cumulative effect of the standard in the most current period presented as an adjustment to retained earnings. As a result of the change in accounting principle, the Company recorded a $0.1 million increase in retained earnings due to the timing of expense recognition related to certain sales commissions considered to be costs of acquiring customer contracts.

Under the new standard, revenue recognition is based on the customer’s ability to benefit from the services rendered in an amount that reflects the consideration expected to be received in exchange for those services. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the Company’s financial statements.

The Company’s revenues consist of providing hydraulic fracturing services for either a pre-determined term or number of stages/wells to exploration and production (E&P) companies operating in the onshore oil and natural gas basins of the United States. Revenues are earned as services are rendered, which is generally on a per stage or fixed monthly rate basis. Customers are invoiced according to contract terms either upon the completion of a stage, the completion of a well or monthly with payment due typically 30 days from invoice date.

Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. The Company’s performance obligations are satisfied over time, typically measured in number of stages completed or the number of pumping days a fleet is available to pump for a customer in a month. A field ticket is created for each stage completed that records all services performed, including any chemicals and proppant consumed in completing the stage. The field ticket is signed by a customer representative and evidences the amounts to which the Company has a right to invoice and thus to recognize as revenue. All revenue is recognized when a contract with a customer exists, collectability of amounts subject to invoice is probable, the performance obligations under the contract have been satisfied over time, and the amount to which the Company has the right to invoice has been determined. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the unaudited condensed consolidated statements of operations. A portion of the Company’s contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved. Examples of variable consideration include the amount of consumables (such as chemicals and proppants) that will be used to complete a job.

The Company has elected to use the “as invoiced” practical expedient to recognize revenue based upon the amount it has a right to invoice upon the completion of each performance obligation per the terms of the contract. The practical expedient permits an entity to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the entity’s performance completed to date. The Company believes that this is an accurate reflection of the value transferred to the customer as each incremental obligation is performed.

The Company has elected to expense sales commissions paid upon the successful signing of a new customer contract as incurred if the related contract will be fully satisfied within one year. For contracts that will not be fully satisfied within one year, these incremental costs of obtaining a contract with a customer will be recognized as a contract asset and amortized on a straight-line basis over the life of the contract.

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company held a reserve for doubtful accounts amounting to $0.2 million as of March 31, 2019 and December 31, 2018.

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

The following table shows the percentage of revenues from our significant customers for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Customer A	15.5%	29.0%
Customer B	*	21.2%
Customer C	12.0%	12.6%
Customer D	20.0%	12.6%
Customer E	10.9%	*
Customer F	10.2%	*

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Customer A	11.4%	18.4%
Customer B	*	17.7%
Customer C	*	10.8%
Customer D	22.4%	26.1%
Customer E	14.7%	*
Customer F	*	13.0%
Customer G	11.6%	*

An asterisk indicates that trade receivable is less than ten percent.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers and subsequent amendments thereto. This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. In August 2015, the FASB deferred the effective date of ASU 2014-09. Since the original issuance of ASU 2014-09, the FASB has issued several amendments and updates to this guidance, and additional amendments and updates are currently being considered by the FASB. The Company adopted the guidance on January 1, 2019. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted the guidance as of January 1, 2019 and did not experience any impact on the condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 704): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 eliminated the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as non-current. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company adopted this new guidance as of December 31, 2018, the first period in which the Company had deferred taxes. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019; however early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We expect to adopt Topic ASC 842 using the effective date of January 1, 2020 as the date of our initial application of the standard. Consequently, financial information for the comparative periods will not be updated. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption. The Company chose to use the modified retrospective with applied transition method upon adoption of the standard. Under this adoption method, all leases that are in effect and in existence as of, and subsequent to transition date will be applied as of the transition date, with a cumulative impact to retained earnings in that period. Prior period financial statements would be stated under the old guidance ASC 840 with no change to prior periods or disclosures associated with prior period.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous two-step quantitative test of goodwill impairment. Under the new guidance, the quantitative test consists of a single step in which the carrying amount of the reporting unit is compared to its fair value. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the amount of the impairment would be limited to the total amount of goodwill allocated to the reporting unit. The guidance does not affect the existing option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2021; however, early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid insurance	$4,176	$6,011
Recoverable costs from insurance	456	3,540
Sales tax receivable	1,987	1,987
Other receivables	-	895
Income tax receivable	810	810
Other current assets	4,740	3,194
Total prepaid expenses and other current assets	$12,169	$16,437

In March 2017, some of our turbine equipment that we use to operate our Clean Fleets was damaged in an accident. As a result, we incurred costs primarily to rent replacement equipment in order to continue our operations. Recoverable costs from insurance included costs of $2.9 million we incurred as of December 31, 2018, which was recovered from the insurance company in January 2019.

NOTE 5 – INTANGIBLE ASSETS

A summary of intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of March 31, 2019
Order backlog	3	$15,345	$12,277	$3,068
Trademarks	10	3,132	678	2,454
Patents	20	22,955	2,486	20,469
Covenants not to compete	2	1,524	1,524	-
Customer relationship	1	132	132	-
		$43,088	$17,097	$25,991
As of December 31, 2018
Order backlog	3	$15,345	$10,742	$4,603
Trademarks	10	3,132	600	2,532
Patents	20	22,955	2,200	20,755
Covenants not to compete	2	1,524	1,524	-
Customer relationship	1	132	132	-
		$43,088	$15,198	$27,890

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets was $1.9 million and $2.1 million, for the three months ended March 31, 2019 and 2018, respectively, and is included as part of depreciation and amortization in the consolidated statements of operations.

The estimated amortization expense for future periods is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
Remainder of 2019	$4,165
2020	1,461
2021	1,461
2022	1,461
2023	1,461
Thereafter	15,982
Total	$25,991

NOTE 6– PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2019	December 31, 2018
Fracturing equipment	1.5 to 10 years	$562,018	$449,685
Light duty vehicles	5 years	7,279	6,455
Furniture and fixtures	5 years	277	231
IT equipment	3 years	5,694	5,339
Auxiliary equipment	2 to 20 years	38,892	24,118
Leasehold improvements	Term of lease	411	335
		614,571	486,163
Less: Accumulated depreciation and amortization		(167,445)	(154,776)
Property and equipment, net		$447,126	$331,387

Depreciation and amortization expense was $35.9 million and $23.8 million for the three months ended March 31, 2019 and 2018, respectively.

Capital leases. In November 2018 and January 2019, we entered into two capital leases. The equipment under the capital lease in November 2018 was received at end of December 2018 and placed into service in 2019. The total amount capitalized under these capital leases was $29.8 million, presented as part of fracturing equipment in property and equipment, and the related accumulated depreciation was $5.5 million and $0 as of March 31, 2019 and December 31, 2018, respectively.

In January 2019, through equipment financing, we purchased certain equipment that were previously under capital leases entered into in August and September 2017. As a result, a difference of $0.1 million between the purchase price and the carrying amount of the capital lease obligation was recorded as adjustment to the carrying amount of the equipment. The total amount capitalized under this equipment financing was $7.6 million, presented as part of fracturing equipment in property and equipment.

The future minimum lease payments related to the capital leases as of March 31, 2019 amounts to $24.2 million, of which $18.3 million and $5.9 million are due in the remainder of 2019 and in 2020, respectively. Included in these amounts is imputed interest totaling $1.5 million.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and benefits	$10,484	$7,087
Accrued taxes	11,006	8,119
Other current liabilities	4,276	1,838
Accrued expenses and other current liabilities	$25,766	$17,044

NOTE 8 –SHORT – TERM NOTE PAYABLE

On March 15, 2018, the Company obtained insurance for its workers' compensation and pollution coverage needs. The Company entered into a premium finance agreement with a credit finance institution to pay the premiums. The aggregate amount of the premiums financed was $1.1 million at an interest rate of 4.2%. Under the terms of the agreement, the Company agreed to pay 15 equal monthly payments of $0.1 million beginning April 15, 2018 through maturity on June 15, 2019. The payments include nominal interest expense. The note had an outstanding balance of $0.2 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.

On September 15, 2018, the Company obtained insurance for its general liability, workers' compensation, umbrella, auto and pollution coverage needs. The Company entered into a premium finance agreement with a credit finance institution to pay the premiums. The aggregate amount of the premiums financed was $5.1 million at an interest rate 5.5%. Under the terms of the agreement, the Company agreed to pay nine equal monthly payments of $0.6 million beginning October 15, 2018 through maturity on June 15, 2019. The payments include interest of approximately $0.1 million. The note had an outstanding balance of $1.7 million and $3.4 million as of March 31, 2019 and December 31, 2018, respectively.

On November 9, 2018, the Company obtained insurance for its directors and officers liability coverage needs. The Company entered into a premium finance agreement with a credit finance institution to pay the premiums. The aggregate amount of the premiums financed was $0.8 million at an interest rate of 5.5%. Under the terms of the agreement, the Company agreed to pay nine equal monthly payments of $0.1 million beginning December 9, 2018 through maturity on August 9, 2019. The payments include nominal interest expense. The note had an outstanding balance of $0.4 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE 9 – DEBT

Long-term debt as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
First Lien Credit Facility	$65,000	$55,975
Second Lien Term Loan	75,000	40,000
Equipment financing	49,939	11,567
Capital leases	22,731	25,338
Total debt	212,670	132,880
Unamortized discount on debt and debt issuance costs	(4,633)	(3,963)
Current maturities	(30,911)	(29,501)
Net Long-term debt	$177,126	$99,416

First Lien Credit Facility

The First Lien Credit Facility has a borrowing capacity of $65.0 million. Borrowings under the First Lien Credit Facility bear interest at a per annum rate equal to LIBOR plus 6%, and have a maturity date of May 31, 2020.

The First Lien Credit Facility contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of arrangements.

As of March 31, 2019 and December 31, 2018, the outstanding revolver loan balance under the First Lien Credit Agreement was $65.0 million and $56.0 million, respectively, and classified as long-term debt in the condensed consolidated balance sheets. On May 7, 2019, the First Lien Credit Facility was refinanced (see Note 17 – Subsequent Events).

Second Lien Term Loan

The Second Lien Term Loan consists of a second lien term loan in principal amount of $40.0 million, all of which was borrowed on December 14, 2018, and delayed draw term loans in the principal amounts of $20.0 million and $15.0 million, which were borrowed in the first quarter of 2019. Loans made under the term loan facility bear interest on the outstanding principal amount at a per annum rate equal to LIBOR plus (x) 7.75% from the second lien closing date through the first anniversary of the second lien closing date and (y) 11.50% from the day immediately succeeding the first anniversary of the second lien closing date to the maturity date plus, in each case, subject to certain qualifications, an additional interest amount equal to (a) 0.75% per annum for the period beginning April 1, 2019 through June 30, 2019, (b) 1.75% per annum for the period beginning July 1, 2019 through September 30, 2019 and (c) 3.00% on or after October 1, 2019. However, the additional interest amount will be zero on or after the date on which the Company has replaced the First Lien Credit Facility with an asset-based first lien credit facility. The Company is required to make quarterly principal payments beginning in the second fiscal quarter of 2019.

All of the loans made under the Second Lien Credit Agreement have a maturity date of May 31, 2020.

The Second Lien Term Loan contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of arrangements.

All obligations of the Company under both the First Lien Credit Facility and Second Lien Term Loan are secured by a continuing security interest in all of the Company's rights, title, and interest in and to substantially all our assets. On May 7, 2019, the Second Lien Term Loan was refinanced to a long-term obligation (see Note 17 – Subsequent Events). As we had intent to refinance as of March 31, 2019, in addition to actual refinancing on May 7, 2019, we classified the current portion of Second Lien Term Loan amounting to $2.3 million as long-term debt on our condensed consolidated balance sheet as of March 31, 2019.

As of March 31, 2019, the outstanding principal balance under the Second Lien Term Loan was $75.0 million, classified as long-term debt in the condensed consolidated balance sheet as of March 31, 2019.

Equipment Financing

From 2016 through 2019 the Company entered into security agreements with financing institutions for the purchase of certain fracturing equipment. These financing agreements with maturities through 2023 had a total balance of $49.9 million, and a weighted average interest rate of 7.2% per annum as of March 31, 2019. One of the financing agreements with an outstanding principal balance of $22.8 million was all due within one year as of March 31, 2019. This financing agreement was refinanced on May 7, 2019 to a long-term obligation (see Note 17 – Subsequent Events). As the Company had intent to refinance this obligation as of March 31, 2019, and such refinancing was completed on May 7, 2019, this $22.8 million equipment financing agreement has been reclassified as long-term equipment financing on our condensed consolidated balance sheet as of March 31, 2019. After refinancing, the current portion of long-term equipment financing in the condensed consolidated balance sheet as of March 31, 2019 totals $12.4 million. As of December 31, 2018, these financing agreements had a total balance of $11.6 million, of which $3.3 million was due within one year. The weighted average interest rate for these agreements was 6.3% per annum as of December 31, 2018.

Payments of Debt Obligations due by Period

Presented in the following table is a schedule of the repayment requirements of long-term debt as of March 31, 2019 (in thousands):

Principal Amount
of Long-term Debt
Remainder of 2019	$28,160
2020	11,167
2021	5,594
2022	4,157
2023	748
Thereafter	162,844
Total	$212,670

NOTE 10 – SHAREHOLDERS’ EQUITY AND MEMBER’S INTEREST

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 52,927,034 and 49,254,760 shares of Class A common stock issued and outstanding, respectively. At March 31, 2019, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A Common Stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 13,937,332 shares of Class B common stock issued and outstanding. The shares of Class B common stock are non-economic; however, holders are entitled to one vote per share. Each share of Class B common stock, together with one unit of USWS Holdings, is exchangeable for one share of Class A common stock or, at the Company’s election, the cash equivalent to the market value of one share of Class A common stock.

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

During the three months ended March 31, 2019, the Company entered into privately negotiated warrant exchange agreements with certain warrant holders to exchange 10,864,391 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. As a result, our Class A common shares issued and outstanding increased by 1,412,372 shares.

As of March 31, 2019, there remained 21,635,609 public warrants and 15,500,000 private placement warrants outstanding.

On April 17, 2019, pursuant to a previously announced public warrant exchange offer on March 14, 2019, the Company exchanged an additional 11,640,974 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. As a result, our Class A common shares issued and outstanding increased by 1,513,340 shares.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within shareholders’ equity as a separate component and represents approximately 20.8% ownership of USWS Holdings as of March 31, 2019.

Long-Term Incentive Plan

In connection with the Transaction, the Company’s Board of Directors adopted the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (the “LTIP”). An aggregate 8,160,500 shares of Class A common stock were initially available for issuance under the LTIP. Shares issued under the LTIP are further discussed in Note 12 - Share-Based Compensation, herein. The aggregate amount of shares available for issuance as of March 31, 2019 was 4,302,436.

NOTE 11 – EARNINGS (LOSS) PER SHARE

Basic and diluted net income per share excludes the income attributable to and shares associated with the 1,609,677 Class A shares that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. Diluted net income per share excludes the effects of warrants to purchase 18,567,805 shares of common stock because the average market price of the Class A shares during the period did not exceed the exercise price of the warrants. Diluted net income per share excludes the effects of unvested restricted stock because either the market conditions for vesting had not been met as of March 31, 2019 or including them would be anti-dilutive as a result of the Company being in a net loss position for the periods presented.

The Company excluded the Class B shares from the computation of diluted earnings per share because the effect of including them would be anti-dilutive as a result of the Company being in a net loss position for the periods presented.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common shares outstanding for the period subsequent to the corporate reorganization that occurred in connection with the Transaction (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic Net Income Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(22,272)	$(7,092)
Net loss attributable to cancellable Class A shares	732	230
Basic net loss attributable to U.S. Well Services, Inc. shareholders	$(21,540)	$(6,862)

Denominator:
Weighted average shares outstanding	49,007,234	49,549,676
Cancellable Class A shares	(1,609,677)	(1,609,677)
Basic weighted average shares outstanding	47,397,557	47,939,999
Basic and dilutive net income per share attributable to Class A shareholders	$(0.45)	$(0.14)

NOTE 12 – SHARE-BASED COMPENSATION

Restricted Stock

The Company granted a total of 2,213,023 shares of restricted stock to certain employees of the Company pursuant to the Company’s LTIP during the three months ended March 31, 2019. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee of the Company prior to the lapse of the restriction. Stock-based compensation costs totaling $19.7 million associated with this award will be recognized over the four-year vesting period.

The following table sets forth the restricted stock transactions for the three months ended March 31, 2019:

		Weighted- average
	Unvested	grant-date fair value
Units at beginning of period	530,000	$8.72
Granted	2,213,023	8.91
Vested	-	-
Forfeited	-	-
Units at end of period	2,743,023	$8.87

The Company also granted 46,875 shares of unrestricted Class A common stock during the three months ended March 31, 2019 to certain board members in exchange for their services as a board member to the Company. These shares are fully vested and the weighted-average grant-date fair value per share is $8.91. Stock-based compensation cost amounting to $0.4 million associated with this award will be recognized over the one-year requisite service period.

The fair value of the restricted and unrestricted stock granted during the three months ended March 31, 2019 was determined using the closing price of the Company’s Class A common stock on the grant date.

Stock Options

The Company granted a total of 1,068,162 stock options to certain employees of the Company pursuant to the Company’s LTIP during the three months ended March 31, 2019. The fair value of stock options on the date of grant was $3.95 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with seven-year terms and vest over four years in equal installments each year on the anniversary of the grant date. The expected term of the options granted was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company lacks historical exercise data to estimate the expected term of these options. The expected stock price volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These options are time-based and are not based upon attainment of performance goals. Stock based compensation costs totaling $4.2 million associated with this award will be recognized over the four-year vesting period.

The following table sets forth the assumptions used in the Black-Scholes valuation model:

Expected option term (years)	4.75 years
Expected price volatility	49.0%
Expected dividend yield	0.0%
Risk-free Rate	2.63%
Grant date fair value per share	$3.95
Grant date exercise price per share	$8.91

For the three months ended March 31, 2019, stock-based compensation expense of $1.1 million related to restricted and unrestricted stock grants and stock option grants was recorded, of which $0.3 million is presented as part of cost of services, and $0.8 million presented as part of selling, general, and administrative expenses in the condensed consolidated statement of operations.

As of March 31, 2019, total unrecognized compensation cost related to stock-based compensation grants under the LTIP was $27.5 million. We expect to recognize these costs over a weighted average period of 3.8 years.

2017 Share-Based Compensation

During 2017, USWS Holdings entered into various Class G Unit Agreements pursuant to which 85,800 Class G Units were granted to directors, officers, and key employees of the Company as performance incentives and are generally subject to a four-year vesting period. Each Class G Unit issued is intended to be a “profits interest” within the meaning of Revenue Procedures 93-27 and 2001-43. These Class G Unit grants are classified as equity awards and are subject to vesting and forfeiture under circumstances set forth in the agreements between USWS Holdings and each such directors, officers, and key employees. The fair value of each award is determined using an option pricing model, which is then adjusted for a discount due to lack of marketability. Of the total number of Class G Unit grants, there were 15,000 Class G Units granted to an officer that vested immediately on grant date. The Company recognizes the compensation expense related to these grants from USWS Holdings to its employees in its condensed consolidated statement of operations with a corresponding credit to equity, representing a deemed capital contribution from USWS Holdings. As a result of the Transaction, the vesting of these shares was accelerated pursuant to the Class G Unit agreements. For the three months ended March 31, 2019 and 2018, compensation expense of nil and $1.0 million, respectively, was recorded, of which nil and $0.5 million, respectively, is presented as part of cost of services, and nil and $0.5 million, respectively, is presented as part of selling, general, and administrative expenses in the condensed consolidated statement of operations.

Of the total number of Class G Unit grants, a total of 20,000 Class G Units were granted to two officers, for which units will be fully vested upon satisfaction of a performance condition, which is the sale of the Company, and satisfaction of a market condition. The market condition requires the Enterprise Value, as defined in the grant agreements, to be greater than $450 million and $500 million, respectively, for the two officers at the effective date of sale of the Company. As of the Transaction closing date, both the performance and market conditions were met, resulting in recognition of compensation expense in the fourth quarter of 2018 amounting to $18.3 million, presented as part of selling, general, and administrative expenses in the condensed consolidated statement of operations.

Since all the Class G Unit grants were fully vested as of the Transaction closing date, there is no unrecognized compensation cost as of March 31, 2019.

NOTE 13 – EMPLOYEE BENEFIT PLAN

In 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matches 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. Matching contributions were $1.1 million and $0.7 million, for the three months ended March 31, 2019 and 2018, respectively, included in cost of services and selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE 14 – INCOME TAXES

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

The Company’s effective tax rate on continuing operations for the three months ended March 31, 2019 was (0.44)%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, flow-through income not subject to tax, and a valuation allowance.

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

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of March 31, 2019 or December 31, 2018. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

After consideration of all of the information available, management determined that a valuation allowance was appropriate, as it is not more likely than not that the Company will not utilize its net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. Since the Company was previously a flow-through entity, no deferred tax expense was recorded as a result of the reduced tax rate.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of March 31, 2019, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the condensed consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of March 31, 2019 (in thousands):

		Minimum
	Contracted	Commitments
Remainder of 2019	$59,125	$15,486
2020	37,714	6,998
2021	24,246	2,448
Total	$121,085	$24,932

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event that we procured no additional proppant under the contracts subsequent to March 31, 2019.

During the first quarter of 2019, we were involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of March 31, 2019, we have excluded $47.1 million and $48.0 million of contracted and minimum commitments related to this contract, respectively. The litigation involving the contract in dispute is in its early stages, as such no prediction can be made as to the outcome.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.5 million, respectively, of which $0.6 million and $0.4 million, are recorded as part of cost of services and $0.1 million, $0.1 million, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations, respectively.

The following is a schedule of minimum future payments on non-cancellable operating leases as of March 31, 2019 (in thousands):

Remainder of 2019	$1,488
2020	1,246
2021	651
2022	476
2023	288
Thereafter	325
Total minimum future rentals	$4,474

Self-insurance

Beginning June 2014, the Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.3 million as of March 31, 2019 and December 31, 2018, and was reported as accrued expenses in the condensed consolidated balance sheets. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company purchased $1.9 million in chemicals used for our hydraulic fracturing operations from Rockwater Energy Solutions (“Rockwater”), a subsidiary of Select Energy Services (“Select Energy”). Rockwater is considered a related party post-Transaction since following the Transaction Select Energy and the Company share two board members and a common investor, Crestview Partners. As of March 31, 2019, the Company had $1.3 million in accounts payable owed to Rockwater.

NOTE 17 – SUBSEQUENT EVENTS

Senior Secured Term Loan

On May 7, 2019, our subsidiary, US Well Services, LLC as borrower, and we as guarantor, entered into a $250 million senior secured term loan facility (the “Senior Secured Term Loan”) that matures in May 2024. In connection with the closing of the Senior Secured Term Loan, the Company repaid balances outstanding under the First Lien Credit Facility and the Second Lien Term Loan in their entirety and terminated both facilities. Proceeds will also be used for payment of outstanding amounts owed on financed and accrued fracturing equipment, fees and expenses associated with the borrowing and future expansion capital expenditures. The Senior Secure Term Loan bears interest on the outstanding principal at a per annum rate of LIBOR plus 8.25%. The Company is required to make quarterly principal payments beginning on September 30, 2019 equal to 0.5% of the initial principal amount of the loan.

The Senior Secured Term Loan contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, disposition of assets and other provisions customary in similar types of arrangements excluding financial covenants. Obligations of the Senior Secured Term Loan are secured by a continuing security interest in all of the Company’s rights, title, and interest in and to substantially all of its assets.

ABL Credit Facility

On May 7, 2019, our subsidiary, US Well Services, LLC as borrower, and we as guarantor, entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an amount of $75.0 million. The ABL Facility has a borrowing base equal to 85% of eligible accounts receivables and the lesser of 80% of the value of eligible unbilled receivables or $15.0 million. The ABL Facility matures in February 2024.

The ABL Facility contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, disposition of assets and other provisions customary in similar types of arrangements. The ABL Facility is secured by the Company’s accounts receivable and a secondary security interest in all of the Company’s rights, title, and interest in and to substantially all of its assets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of US Well Services, Inc. together with its subsidiaries (collectively "USWS," "Company," "us," "we," or "our") for the three months ended March 31, 2019 should be read in conjunction with our previous annual report on Form 10-K, and the consolidated financial statements and notes thereto included in our annual reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These are based on our current expectation, belief and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include the effectiveness of management's strategies and decisions, our ability to obtain financing, raise capital and continue as a going concern, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic considerations and declining prices and market conditions, including reduced oil and gas prices and supply or demand for maintenance, repair and operating products, equipment and service. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “USWS”, “we”, or “our” shall mean US Well Services, Inc. and its subsidiaries.

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

The following table presents our cost of services for the three months ended March 31, 2019, and 2018 (in thousands):

Cost of Services

	Three Months Ended March 31,
	2019	2018
Materials	$21,043	$51,015
Transportation	14,804	21,605
Labor	32,064	24,391
Maintenance	19,352	17,019
Other	22,418	24,398
Cost of services	$109,681	$138,428

Results of Operations

(in thousands, except percentages)
	Three Months Ended March 31,
	2019	%	2018	%
Revenues	$139,772	100.0%	$171,606	100.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	109,681	78.5%	138,428	80.7%
Depreciation and amortization	37,844	27.1%	25,920	15.1%
Selling, general and administrative
expenses	8,620	6.2%	4,337	2.5%
Loss on disposal of assets	6,904	4.9%	2,929	1.7%
Loss from operations	(23,277)	(16.7)%	(8)	(0.0)%
Interest expense, net	(5,115)	(3.7)%	(7,401)	(4.3)%
Other income (expense)	27	0.0%	317	0.2%
Net loss	$(28,365)	(20.3)%	$(7,092)	(4.1)%

Revenues. Revenues decreased by $31.8 million, or 18.6%, to $139.8 million for the three months ended March 31, 2019 from $171.6 in the prior corresponding period. The decrease was primarily attributable to more customers self-sourcing consumables such as sand, chemicals, and sand transportation, which we would otherwise provide.

Cost of services, excluding depreciation and amortization. Cost of services, excluding depreciation and amortization, decreased by $28.7 million, or 20.8%, to $109.7 million for the three months ended March 31, 2019 from $138.4 million in the prior corresponding period. The decrease was primarily attributable to more customers self-sourcing consumables as discussed above. Cost of services, excluding depreciation and amortization, as a percentage of revenues decreased from 80.7% to 78.5% over this period, primarily due to increased efficiency that resulted from an increase in fleet utilization.

Depreciation and amortization. Depreciation and amortization increased by $11.9 million, or 46.0%, to $37.8 million for the three months ended March 31, 2019 from $25.9 million in the prior corresponding period. The increase was primarily due to depreciation related to the two hydraulic fracturing fleets added after the first quarter of 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.3 million, or 98.4%, to $8.6 million for the three months ended March 31, 2019 from $4.3 million in the prior corresponding period. Of this amount, $0.9 million was mainly due to head count and salary increases associated with the Company becoming a publicly traded company, and $3.3 million was mainly due to higher professional and legal fees associated with the Company becoming a publicly traded company, and also to support our growth and increased activity.

Loss on disposal of assets. Loss on disposal of assets increased by $4.0 million, or 136%, to $6.9 million for the three months ended March 31, 2019 from $2.9 million in the prior corresponding period. The amount of loss on disposal of assets fluctuate period over period due to differences in operating conditions of our hydraulic fracturing equipment such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and amount of gain or loss recognized.

Interest expense, net. Interest expense decreased by $2.3 million, or 30.9%, to $5.1 million for the three months ended March 31, 2019 from $7.4 million in the prior corresponding period. This decrease was primarily attributable to a reduction in our average debt balance resulting from paying off our previous term loan in connection with the Transaction.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, borrowings under bank credit agreements and availability under our revolving credit facility.

On May 7, 2019, our subsidiary, US Well Services, LLC as borrower, and we as guarantor, entered into a $250 million senior secured term loan facility (the “Senior Secured Term Loan”) that matures in May 2024. In connection with the closing of the Senior Secured Term Loan, the Company repaid balances outstanding under the First Lien Credit Facility and the Second Lien Term Loan in their entirety and terminated both facilities. Proceeds will also be used for payment of outstanding amounts owed on financed and accrued fracturing equipment, fees and expenses associated with the borrowing and future expansion capital expenditures. The Senior Secure Term Loan bears interest on the outstanding principal at a per annum rate of LIBOR plus 8.25%. The Company is required to make quarterly principal payments beginning on September 30, 2019 equal to 0.5% of the initial principal amount of the loan.

The Senior Secured Term Loan contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, disposition of assets and other provisions customary in similar types of arrangements excluding financial covenants. Obligations of the Senior Secured Term Loan are secured by a continuing security interest in all of the Company’s rights, title, and interest in and to substantially all of its assets.

Additionally, on May 7, 2019, our subsidiary, US Well Services, LLC as borrower, and we as guarantor, entered into a new asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments in an amount of $75.0 million. The ABL Facility has a borrowing base equal to 85% of eligible accounts receivables and the lesser of 80% of the value of eligible unbilled receivables or $15.0 million. The ABL Facility matures in February 2024.

The ABL Facility contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, disposition of assets and other provisions customary in similar types of arrangements. The ABL Facility is secured by the Company’s accounts receivable and a secondary security interest in all of the Company’s rights, title, and interest in and to substantially all of its assets.

We believe that our current cash position, cash generated from operations, and additional funds obtained from the Senior Secured Term Loan and borrowing capacity from the new ABL Facility will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months.

Cash Flows
(in thousands)
	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$13,013	$27,162
Investing activities	(52,442)	(7,770)
Financing activities	29,297	(5,729)

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, gains and losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $13.0 million for the three months ended March 31, 2019, a decrease of $14.2 million from the prior corresponding period. This decrease was primarily attributable to a decrease in revenue, due to more customers self-sourcing their own consumables such as sand, chemicals, and sand transportation. In addition, our working capital needs increased as a result of increased costs associated with us becoming a publicly traded company.

Net Cash used in Investing Activities. Net cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $52.4 million for the three months ended March 31, 2019, $18.9 million of which related to maintaining and supporting our existing hydraulic fracturing equipment, $30.2 million of which related to growth and $3.3 million of which related to fleet enhancements. The investment spend for the three months ended March 31, 2019 relates to the addition of one hydraulic fracturing fleet that we placed into service in January of 2019, payments for new hydraulic fracturing fleets to be placed in service after the first quarter of 2019, maintaining and supporting the hydraulic fracturing equipment and fleet enhancements to our existing hydraulic fracturing equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily relates to proceeds from our revolving credit facility, long-term debt, and notes payable, offset by repayments of amounts under equipment financing arrangements, notes payable, revolver, long-term debt, and principal payments under the finance lease obligations. Net cash provided by financing activities was $29.3 million for the three months ended March 31, 2019. During this period, we received proceeds of $9.0 million from our revolving credit facility and $35.0 million from long-term debt. We also repaid $2.1 million of debt under notes payable, $6.7 million of debt under equipment financing arrangements, $4.4 million of principal under finance lease obligations, and $1.5 million of deferred financing costs.

Capital Expenditures. Our business requires continual investments to upgrade or enhance existing property and equipment and to ensure compliance with safety and environmental regulations. Capital expenditures primarily relate to maintenance capital expenditures, growth capital expenditures and fleet enhancement capital expenditures. Maintenance capital expenditures include expenditures needed to maintain and to support our current operations. Growth capital expenditures include expenditures to generate incremental distributable cash flow. Fleet enhancement capital expenditures include expenditures on new equipment related to existing fleets that increase the productivity of the fleet. Capital expenditures for growth and fleet enhancement initiatives are discretionary.

We classify maintenance capital expenditures as expenditures required to maintain or supplement existing hydraulic fracturing fleets. We budget maintenance capital expenditures based on historical run rates and current maintenance schedules. Growth capital expenditures relate to adding additional hydraulic fracturing fleets and are based on quotes obtained from equipment manufacturers and our estimate for the timing of placing orders, disbursing funds and receiving the equipment. Fleet enhancement capital expenditures relate to technology enhancements to existing fleets that increase their productivity and are based on quotes obtained from equipment manufacturers and our estimate for the timing of placing orders, disbursing funds and receiving the equipment.

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We intend to fund the majority of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations, borrowings under our new Senior Secured Term Loan, ABL Facility and other financing sources.

Debt Agreements

Senior Secured Term Loan and ABL Credit Facility

Refer to “Liquidity and Capital Resources” section herein.

First Lien Credit Facility

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

The First Lien Credit Facility has a borrowing capacity of $65.0 million. Borrowings under the First Lien Credit Agreement bear interest at a per annum rate equal to LIBOR plus 6%.

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

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of March 31, 2019 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Second Lien Term Loan	$2,250	$72,750	$-	$-	$75,000
First Lien Credit Facility	-	65,000	-	-	65,000
Equipment financing	35,234	14,626	80	-	49,940
Capital lease obligations (1)	18,521	4,212	-	-	22,733
Estimated interest payments (2)	17,115	3,631	-	-	20,746
Operating lease obligations (3)	1,884	2,079	512	-	4,475
Purchase commitments (4)	78,655	42,430	-	-	121,085
Total	$153,659	$204,728	$592	$-	$358,979

(1)	Capital lease obligations consist of our obligations on capital leases of fracturing equipment.
(2)	Estimated interest payments are based on outstanding debt balances as of March 31, 2019.
(3)	Operating lease obligations are related to our facilities and office space.
(4)

Purchase commitments primarily relate to supply agreements with vendors for sand purchases. The purchase commitments to sand suppliers represent our annual obligations to purchase a minimum amount of sand from vendors. If the minimum purchase commitments are not met, the agreements generally require the shortfalls or specified penalties to be settled in cash at the end of the year. The purchase commitments disclosed represent the aggregate amounts that the Company would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to March 31, 2019.

During the first quarter of 2019, we were involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of March 31, 2019, we have excluded $47.1 million of contracted commitments related to this contract. The litigation involving the contract in dispute is in its early stages, as such no prediction can be made as to the outcome.

The above table has not been adjusted to include the effects of the refinancing disclosed as a subsequent event in Note 17.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional commitments disclosed in the “Contractual Obligations” section herein. For further description of such operating leases and unconditional commitments please see “Note 15 – Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

The Company does not have any interest in entities referred to as variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We are subject to interest rate risk on our Senior Secured Term Loan entered into on May 7, 2019. This agreement is subject to an annual interest rate that is indexed to the London Interbank Offered Rate (“LIBOR”). Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The impact of a 1% increase in interest rates on this debt would result in an increase in interest expense of approximately $2.5 million annually.

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of March 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company has been engaged in the process of the design and implementation of the Company’s internal control over financial reporting in a manner commensurate with the scale of the Company’s operations post-Transaction. Except with respect to the changes in connection with such design and implementation, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

During the first quarter of 2019, we were named as a defendant in a Delaware based lawsuit arising out of the cancellation of a sand contract. The litigation is in the pleadings stages. As such, no prediction can be made as to the outcome of the case at this time.

We are involved in various other pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

No material changes have occurred from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company discloses the following pursuant to Items 1.01, 2.03 and 9.01 of Form 8-K:

Term Loan Credit Agreement

On May 7, 2019, U.S. Well Services, LLC (the “Borrower”), a subsidiary of the Company, and all of the other subsidiaries of the Company entered into a $250 million Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with CLMG Corp., as administrative and collateral agent (the “Term Loan Agent”) and certain other financial institutions. The Term Loan Credit Agreement will mature on May 7, 2024.

The proceeds of the Term Loan Credit Agreement will be used to refinance approximately $198 million of total debt outstanding, pay associated fees and expenses, to fund ongoing capital expenditures related to the construction of Frac Fleets and to pay accrued expenses and accounts payable.

The Term Loan Credit Agreement requires principal payments equal to approximately $1.25 million on the last day of each quarter, with the first installment payable on January 15, 2020 (for amounts due between May 7, 2019 and June 30, 2019). Beginning in September 2019, mandatory quarterly prepayments of a percentage of excess cash flow ranging from 100% to 25% depending on total outstanding debt, must be made, unless such prepayments are declined by the lenders, all as further described in the Term Loan Credit Agreement. The Term Loan Credit Agreement will bear interest at a variable rate per annum equal to the applicable LIBOR rate, subject to a 2.00% floor, plus 8.25%. Default interest is paid at a rate of 2.00% over the then-applicable interest rate. Upon the repayment of the Term Loan Credit Agreement, the Borrower will pay an exit fee equal to 2.00% of the principal amount of loans then repaid and the aggregate principal amount of loans repaid during the 120 days that occurred prior to such repayment.

The Borrower may, at its option, prepay any borrowings under the Term Loan Credit Agreement, in whole or in part, at any time and from time to time.

If the Borrower (x) voluntarily prepays the loans, (y) make a mandatory prepayment in connection with (A) an asset sale (subject to certain thresholds in any period of twelve-consecutive months and certain reinvestment provisions) or (B) the issuance of unpermitted debt or (z) repays the loans in connection with an acceleration (each, a “Specified Repayment”), in each case during the two year period from the closing date, the Borrower must pay a yield maintenance fee in an amount equal to the sum of the interest that would have been payable on the amount repaid  at a rate per annum equal to 8.25% on all scheduled dates for the payment of interest falling after the date of prepayment until the end of such two year period. In addition to the yield maintenance fee described above, in connection with any Specified Repayment, the Borrower must pay a call premium in an amount equal to the product of the amount repaid and the applicable percentage set forth below:

(i)	From the closing date to May 7, 2021, 1.00% ;
(ii)	between May 8, 2021 and May 7, 2022, 2.% ; and
(iii)	between May 8, 2023 and May 7, 2024, 1.00%

The Term Loan Credit Agreement contains a cash waterfall that controls the application and use of revenues and other money received by the Company and its subsidiaries.

The Term Loan Credit Agreement is guaranteed by the Company and each subsidiary of the Company (collectively, the “Loan Parties”) and is secured by a first priority lien on substantially all of the assets of the Loan Parties (other than accounts receivable and certain other ABL Priority Collateral (as defined in the Intercreditor Agreement described below) and a second priority lien on the ABL Priority Collateral.

The Term Loan Credit Agreement contains various representations, warranties and covenants of the Loan Parties for the benefit of the Term Loan Agent and the lenders under the Term Loan Credit Agreement, including reporting covenants, notice covenants, covenants related to the perfection of assets and Frac Fleet maintenance and preservation covenants.

The negative covenants in the Term Loan Credit Agreement include, among other things, limitations (each of which is subject to certain limited exceptions) on the ability of the Loan Parties and their subsidiaries to incur debt, grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of the assets of a Loan Party), sell or dispose of assets, deposit and use money other than as permitted by the cash waterfall , make dividends, distributions or repurchases of or other payments in respect of their equity, enter into transactions with affiliates, make investments or repay or redeem certain indebtedness and other covenants the breach of which would result in an event of default, all as further described in the Term Loan Credit Agreement.

The Term Loan Credit Agreement also contains events of default (subject to grace periods for certain events of default, as appropriate) including among others: nonpayment of principal, interest or fees; breach of the affirmative or negative covenants; inaccuracy of the representations or warranties in any material respect; payment default on, or acceleration of, other material indebtedness; bankruptcy or insolvency; material unsatisfied judgments; certain ERISA violations; event of default under the ABL Credit Agreement (defined below) and the related loan documents, invalidity or unenforceability of the Term Loan Credit Agreement or other documents associated with the Term Loan Credit Agreement; and a change of control.

The foregoing description of the Term Loan Credit Agreement is not complete and is qualified by reference to the full text of the Term Loan Credit Agreement, which is attached as Exhibit 10.1 to this report and incorporated herein by reference.

ABL Credit Agreement

On May 7, 2019, the Borrower entered into a $75 million ABL Credit Agreement (the “ABL Credit Agreement”) by and among the Loan Parties, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (the “ABL Agent”).  The ABL Credit Agreement will mature on the earlier of May 7, 2024 or 91 days before the maturity of the Term Loan Credit Agreement.

All borrowings under the ABL Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base (described below). Borrowings under the ABL Credit Agreement are fully and unconditionally guaranteed jointly and severally by the Loan Parties, other than future unrestricted subsidiaries.

Amounts borrowed under the ABL Credit Agreement are secured by a first priority lien on ABL Priority Collateral (including accounts receivable) and a second priority lien on substantially all of the other assets of the Loan Parties and their subsidiaries (other than ABL Priority Collateral).

The interest rates per annum applicable to loans, other than swingline loans, under the ABL Credit Facility are, at the Borrower’s option, equal to either: (a) the Base Rate, which is calculated as the greatest of (1) the rate of interest publicly announced by Bank of America, as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (2) the federal funds effective rate plus 0.50% and (3) the one month LIBOR Rate, calculated in a manner set forth in the ABL Credit Agreement, plus 1.00%, each of which is subject to an applicable margin, or (b) LIBOR plus an applicable margin. The applicable margin ranges from 0.50% to 1.00% for Base Rate loans and 1.50% to 2.00% per annum for LIBOR loans. Swingline loans bear interest at the Base Rate plus the applicable margin. Until August 3, 2019, the applicable margin shall be 0.75% for Base Rate loans and 1.75% for LIBOR loans.

The unused portion of the ABL Credit Agreement is subject to an applicable fee rate of 0.250% to 0.375% per annum, according to average unused amounts. The Borrower is also required to pay customary letter of credit fees, closing fees, arrangement fees and agent fees.

All borrowings under the ABL Credit Agreement, including swingline loans and issuances of letters of credit, are subject to a borrowing base.  The borrowing base is calculated (subject to certain reserves and other adjustments) as follows:

•	85% of eligible accounts receivable (net of discounts, claims, credits, allowances and sales, excise and similar taxes); plus
•	The lesser of (a) 80% of the eligible unbilled accounts (net of discounts, claims, credits, allowances and sales, excise and similar taxes or (b) $15 million;

Borrowings under the ABL Credit Agreement may be prepaid at any time without penalty or premium, subject to customary breakage and similar costs.  If an Event of Default occurs under the ABL Credit Agreement or availability under the borrowing base is less than the greater of 12.5% of the borrowing base or $9.375 million, the ABL Agent may elect to implement cash dominion over all amounts deposited in the collection account, which dominion shall continue, until such time that during each of the preceding 30 consecutive days, no Default or Event of Default has existed and availability has at all times exceeded the greater of (i) 12.5% of the borrowing base and (ii) $9.375 million.

The ABL Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants that, subject to exceptions, limit each Loan Party’s ability to, among other things:

•	incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations;
•	incur liens;
•	pay certain dividends or make other distributions;
•	engage in transactions with affiliates;
•	make certain loans and investments; and
•	consolidate, merge or sell assets.

The ABL Credit Agreement contains certain customary events of default, including, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to material indebtedness, certain events of bankruptcy, certain events under ERISA, events of default under the Term Loan Credit Agreement or the related loan documents, material judgments, actual or asserted failure of any guaranty or security document supporting the ABL Credit Agreement to be in force and effect and change of control. If an event of default occurs, the ABL Agent is entitled to take various actions, including the acceleration of amounts due under the ABL Credit Agreement, termination of the commitments under the ABL Credit Agreement and all remedial actions available to a secured creditor.

The Loan Parties intend to use the proceeds from the ABL Credit Agreement for working capital expenditures and other general corporate purposes.

The foregoing description of the ABL Credit Agreement is not complete and is qualified by reference to the full text of the ABL Credit Agreement, which is attached as Exhibit 10.2 to this report and incorporated herein by reference.

Intercreditor Agreement

On May 7, 2019, the Borrower, the Term Loan Agent and the ABL Agent, acting on behalf of the respective lenders under such agreements, entered into the Intercreditor Agreement (the “Intercreditor Agreement”), which was acknowledged by the Loan Parties.

Among other matters, the Intercreditor Agreement governs how the respective priorities of the security interests held by those respective lenders would be administered in the event of default by the Company under the Term Loan Credit Agreement or ABL Credit

Agreement. Under the Intercreditor Agreement, the ABL Agent has a first-priority lien in the assets secured under the respective ABL Credit Agreement and the Term Loan Agent has a second priority lien in those assets. The Term Loan Agent has a first priority lien in substantially all of the other assets of the Loan Parties, and the ABL Agent has a second priority lien in those assets.

The foregoing description of the Intercreditor Agreement is not complete and is qualified by reference to the full text of the Intercreditor Credit Agreement, which is attached hereto as Exhibit 10.3 to this report and incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
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
10.1*

Senior Secured Term Loan Credit Agreement, dated as of May 7, 2019, among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions.

10.2*

ABL Credit Agreement, dated as of May 7, 2019, among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

10.3*	Intercreditor Agreement, dated as of May 7, 2019, among the Borrower, CLMG Corp. and Bank of America, N.A.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2019.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer