Form 10-Q
period 2019-06-30
U.S. WELL SERVICES, INC.
filed 2019-08-07
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 54,607,462 shares of Class A Common Stock and 13,775,400 shares of Class B Common Stock outstanding.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,758	$29,529
Restricted cash	16,976	507
Accounts receivable (net of allowance for doubtful accounts of $474 and $189 in 2019 and 2018, respectively)	108,406	58,026
Inventory, net	9,810	9,413
Prepaids and other current assets	11,760	16,437
Total current assets	181,710	113,912
Property and equipment, net	489,839	331,387
Intangible assets, net	24,091	27,890
Goodwill	4,971	4,971
Deferred financing costs, net	1,171	2,070
TOTAL ASSETS	$701,782	$480,230
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,394	$89,360
Accrued expenses and other current liabilities	22,167	17,044
Notes payable	173	4,560
Current portion of long-term equipment financing	10,227	3,263
Current portion of long-term capital lease obligation	15,935	25,338
Current portion of long-term debt	3,750	900
Total current liabilities	166,646	140,465
Long-term equipment financing	13,272	8,304
Long-term capital lease obligation	2,786	-
Long-term debt	275,791	91,112
Deferred rent	116	-
TOTAL LIABILITIES	458,611	239,881
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share; 10,000,000 shares authorized; 55,000 shares issued and outstanding as of June 30, 2019; aggregate liquidation preference of $55,660 as of June 30, 2019	25,892	-
STOCKHOLDERS' EQUITY
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 54,607,462 shares and 49,254,760 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 13,775,400 shares and 13,937,332 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid in capital	236,398	204,928
Accumulated deficit	(61,039)	(17,383)
Total stockholders' equity attributable to U.S. Well Services, Inc.	175,365	187,551
Noncontrolling interest	41,914	52,798
Total Stockholders' Equity	217,279	240,349
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$701,782	$480,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$151,419	$192,632	$291,190	$364,238
Costs and expenses:
Cost of services (excluding depreciation and amortization)	107,369	151,363	217,048	289,791
Depreciation and amortization	40,322	24,862	78,165	50,782
Selling, general and administrative expenses	7,638	5,278	16,258	9,615
Loss on disposal of assets	4,003	5,187	10,908	8,116
Income (loss) from operations	(7,913)	5,942	(31,189)	5,934
Interest expense, net	(7,820)	(6,884)	(12,935)	(14,285)
Loss on extinguishment of debt	(12,558)	-	(12,558)	-
Other income	1,686	5	1,712	322
Loss before income taxes	(26,605)	(937)	(54,970)	(8,029)
Income tax expense	306	-	430	-
Net loss	(26,911)	(937)	(55,400)	(8,029)
Net loss attributable to noncontrolling interest	(5,432)	-	(11,649)	-
Net loss attributable to U.S. Well Services, Inc.	(21,479)	(937)	(43,751)	(8,029)
Dividends accrued on Series A preferred stock	(660)	-	(660)	-
Deemed and imputed dividends on Series A preferred stock	(1,560)	-	(1,560)	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(23,699)	$(937)	$(45,971)	$(8,029)
Loss per common share (See Note 12):
Basic and diluted	$(0.46)	$(0.02)	$(0.92)	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	49,846	47,940	48,631	47,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,400)	$(8,029)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	78,165	50,782
Provision for losses on accounts receivable	285	723
Provision for losses on inventory obsolescence	-	85
Non-cash interest	-	3,525
Loss on disposal of assets	10,908	8,116
Amortization of discount on debt	1,168	-
Deferred financing costs amortization	687	1,042
Loss on extinguishment of debt	12,558	-
Share-based compensation expense	3,366	1,907
Changes in assets and liabilities:
Accounts receivable	(50,666)	(23,521)
Inventory	(871)	(2,933)
Prepaids and other current assets	5,712	(2,539)
Accounts payable	2,857	10,067
Accrued liabilities	806	2,493
Accrued interest	4,436	-
Net cash provided by operating activities	14,011	41,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(144,889)	(23,599)
Net cash used in investing activities	(144,889)	(23,599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolving credit facility	49,025	-
Repayment of revolving credit facility	(65,000)	-
Proceeds from issuance of long-term debt	285,000	-
Repayments of long-term debt	(75,000)	-
Payment of fees related to debt extinguishment	(6,560)
Repayments of long-term debt to related party	-	(1,710)
Proceeds from issuance of note payable	-	1,394
Repayments of note payable	(4,387)	(1,827)
Repayments of amounts under equipment financing	(63,186)	(8,245)
Principal payments under finance lease obligation	(8,389)	(4,793)
Proceeds from issuance of preferred stock and warrants, net	54,524	-
Deferred financing costs	(13,451)	-
Net cash provided by (used in) financing activities	152,576	(15,181)
Net increase in cash and cash equivalents and restricted cash	21,698	2,938
Cash and cash equivalents and restricted cash, beginning of period	30,036	6,426
Cash and cash equivalents and restricted cash, end of period	$51,734	$9,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow disclosure:
Interest paid	$6,679	$7,847
Income tax paid	353	$-
Non-cash investing and financing activities:
Beneficial conversion feature of Series A preferred stock	20,132	-
Issuance of warrants to purchase common stock associated with preferred stock offering	10,720	-
Deemed and imputed dividends on Series A preferred stock	1,560	-
Accrued Series A preferred stock dividends	660	-
Changes in accrued and unpaid capital expenditures	22,177	10,745
Assets under finance lease obligations	10,451	-
Financed equipment purchases	66,342	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, December 31, 2017	-	$-	-	$-	$-	$137,885	$(93,622)	$-	$-	$44,263
Deemed contribution related to unit-based compensation	-	-	-	-	-	1,907	-	-	-	1,907
Net loss	-	-	-	-	-	-	(8,029)	-	-	(8,029)
Balance, June 30, 2018	-	$-	-	$-	$-	$139,792	$(101,651)	$-	$-	$38,141

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, December 31, 2018	49,254,760	$5	13,937,332	$1	$204,928	$-	$-	$(17,383)	$52,798	$240,349
Adoption of ASC 606 as of January 1, 2019 (Note 1)	-	-	-	-	-	-	-	95	27	122
Exercise of warrants	2,925,712	-	-	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	161,932	-	(161,932)	-	-	-	-	-	-	-
Restricted stock granted to employees	2,218,179	-	-	-	-	-	-	-	-	-
Class A Common stock granted to board members	46,879	-	-	-	331	-	-	-	87	418
Share-based compensation	-	-	-	-	2,507	-	-	-	651	3,158
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(1,560)	-	-	-	-	(1,560)
Accrued Series A preferred stock dividends	-	-	-	-	(660)	-	-	-	-	(660)
Net loss	-	-	-	-	-	-	-	(43,751)	(11,649)	(55,400)
Balance, June 30, 2019	54,607,462	$5	13,775,400	$1	$236,398	$-	$-	$(61,039)	$41,914	$217,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, March 31, 2018	-	$-	-	$-	$-	$138,897	$(100,714)	$-	$-	$38,183
Deemed contribution related to unit-based compensation	-	-	-	-	-	895	-	-	-	895
Net loss	-	-	-	-	-	-	(937)	-	-	(937)
Balance, June 30, 2018	-	$-	-	$-	$-	$139,792	$(101,651)	$-	$-	$38,141

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, March 31, 2019	52,927,034	$5	13,937,332	$1	$206,008	$-	$-	$(39,560)	$46,901	$213,355
Adoption of ASC 606 as of January 1, 2019 (Note 1)	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	1,513,340	-	-	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	161,932	-	(161,932)	-	-	-	-	-	-	-
Restricted stock granted to employees	5,156	-	-	-	-	-	-	-	-	-
Class A Common stock granted to board members	-	-	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	1,758	-	-	-	445	2,203
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(1,560)	-	-	-	-	(1,560)
Accrued Series A preferred stock dividends	-	-	-	-	(660)	-	-	-	-	(660)
Net loss	-	-	-	-	-	-	-	(21,479)	(5,432)	(26,911)
Balance, June 30, 2019	54,607,462	$5	13,775,400	$1	$236,398	$-	$-	$(61,039)	$41,914	$217,279

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

The Company’s fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. The Company has two designs for hydraulic fracturing units: (1) Conventional Fleets, which utilize traditional internal combustion engines, transmissions, radiators and are powered by diesel fuel and (2) Clean Fleets which replace the traditional engines, transmissions, and radiators with electric motors powered by electricity generated by natural gas fueled turbine generators. Both designs utilize high-pressure hydraulic fracturing pumps mounted on trailers. The Company refers to the group of pump trailers and other equipment necessary to perform a typical fracturing job as a “fleet”.

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

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 79.9% ownership of USWS Holdings as of June 30, 2019.

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

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2019.

Principles of Consolidation

The condensed consolidated financial statements comprise the financial statements of the Company, its wholly owned subsidiaries, and its subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of property and equipment and intangibles, impairment assessments of goodwill and other intangibles, Level 2 inputs used in fair value estimation of term loans, accounting for business combination, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of share-based compensation and certain equity instruments. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose that is not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in capital expenditures related to approved fleet expansion amounting to $0.5 million and $16.5 million, respectively, as of June 30, 2019, and $0.5 million and nil, respectively, as of December 31, 2018.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the condensed consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$34,758	$29,529
Restricted cash	16,976	507
Cash and cash equivalents and restricted cash	$51,734	$30,036

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of June 30, 2019 and December 31, 2018, the Company had inventory reserves of $0.4 million and $0.6 million, respectively, for obsolete and slow-moving inventory.

On certain contracts with our proppant vendors, we take ownership of proppant as it leaves the sand mines. These in transit inventories are recognized as part of Inventory in our condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, in transit inventories were nil and $0.3 million, respectively.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2019 and December 31, 2018:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet dates.

Senior Secured Term Loan and Second Lien Term Loan. The carrying value of the Senior Secured Term Loan and Second Lien Term Loan approximates fair value as its terms are consistent with and comparable to current market rates as of June 30, 2019 and December 31, 2018, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of June 30, 2019 and December 31, 2018, respectively.

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

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company held a reserve for doubtful accounts amounting to $0.5 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively.

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

The following table shows the percentage of revenues from our significant customers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Customer A	12.5%	27.6%
Customer B	*	24.2%
Customer C	*	10.6%
Customer D	16.1%	12.2%
Customer E	*	17.7%
Customer F	17.2%	*
Customer G	19.9%	*

	Six Months Ended June 30,
	2019	2018
Customer A	14.0%	28.2%
Customer B	*	22.8%
Customer C	*	11.6%
Customer D	18.0%	12.4%
Customer E	*	11.6%
Customer F	13.8%	*
Customer G	15.6%	*

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Customer A	*	18.4%
Customer B	*	17.7%
Customer C	*	10.8%
Customer D	*	26.1%
Customer E	13.0%	*
Customer F	10.0%	13.0%
Customer G	30.1%	*

An asterisk indicates that trade receivable is less than ten percent.

Fair Value of Preferred Stock

The fair value of preferred stock is estimated by calculating the present value of its one-year redemption cost to the Company and then discounted for lack of marketability.

Embedded Conversion Features

The Company evaluates embedded conversion features within a convertible instrument under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial feature.

The Company records a beneficial conversion feature (“BCF”) when the convertible instrument is issued with conversion features at fixed or adjustable rates that are below market value when issued. The BCF for convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized as deemed dividends over the period from the date of the convertible instrument’s issuance to the earliest redemption date, provided that the convertible instrument is not currently redeemable but probable of becoming redeemable in the future.

Warrants Issued with Convertible Instruments

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method. The Company allocates the value of the proceeds received from a convertible instrument transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as discount or premium.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019; however early adoption is permitted. The Company adopted this new guidance as of April 1, 2019 which resulted in the presentation of the cash portion of the loss on extinguishment of debt amounting to $6.6 million as cash used in financing activities rather than operating activities in the condensed consolidated statement of cash flows.

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

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted the guidance as of January 1, 2019 and did not have an impact on the condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 eliminated the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies are required to classify all deferred tax assets and liabilities as non-current. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company adopted this new guidance as of December 31, 2018, the first period in which the Company had deferred taxes. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid insurance	$2,390	$6,011
Recoverable costs from insurance	2,886	3,540
Sales tax receivable	1,987	1,987
Other receivables	-	895
Income tax receivable	810	810
Other current assets	3,687	3,194
Total prepaid expenses and other current assets	$11,760	$16,437

In March 2017, some of our turbine equipment that we use to operate our Clean Fleets were damaged in an accident. As a result, we incurred costs primarily to rent replacement equipment in order to continue our operations. Recoverable costs from insurance as of December 31, 2018 included costs of $2.9 million we incurred as of December 31, 2018, which was recovered from the insurance company in January 2019.

In June 2018, we experienced a fire on one of our hydraulic fracturing fleets operating in Pennsylvania, damaging a portion of hydraulic fracturing equipment. Recoverable costs from insurance as of June 30, 2019 included $2.4 million representing an amount approved in June 2019 by the insurance company as final settlement to cover the cost of replacing damaged equipment and reimbursement of certain operating expenses incurred due to the fire. Of the amount approved by the insurance company, reimbursement of certain expenses incurred in the prior year amounting to $1.6 million was recorded as other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2019. In July 2019, we received the final settlement amount in full.

NOTE 5 – INTANGIBLE ASSETS

A summary of intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of June 30, 2019
Order backlog	3	$15,345	$13,810	$1,535
Trademarks	10	3,132	757	2,375
Patents	20	22,955	2,774	20,181
Covenants not to compete	2	1,524	1,524	-
Customer relationship	1	132	132	-
		$43,088	$18,997	$24,091
As of December 31, 2018
Order backlog	3	$15,345	$10,742	$4,603
Trademarks	10	3,132	600	2,532
Patents	20	22,955	2,200	20,755
Covenants not to compete	2	1,524	1,524	-
Customer relationship	1	132	132	-
		$43,088	$15,198	$27,890

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets for the three months ended June 30, 2019 and 2018 was $1.9 million and $2.1 million, respectively, and is included as part of depreciation and amortization in the consolidated statements of operations. Amortization expense related to amortizable intangible assets for the six months ended June 30, 2019 and 2018 was $3.8 million and $4.2 million, respectively.

The estimated amortization expense for future periods is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
Remainder of 2019	$2,265
2020	1,461
2021	1,461
2022	1,461
2023	1,461
Thereafter	15,982
Total	$24,091

NOTE 6– PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2019	December 31, 2018
Fracturing equipment	1.5 to 10 years	$635,066	$449,685
Light duty vehicles	5 years	7,895	6,455
Furniture and fixtures	5 years	277	231
IT equipment	3 years	6,913	5,339
Auxiliary equipment	2 to 20 years	39,299	24,118
Leasehold improvements	Term of lease	725	335
		690,175	486,163
Less: Accumulated depreciation and amortization		(200,336)	(154,776)
Property and equipment, net		$489,839	$331,387

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $38.4 million and $22.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $74.4 million and $46.6 million, respectively.

Capital leases. In November 2018 and January 2019, we entered into two capital leases. The equipment under the capital lease in November 2018 was received at end of December 2018 and placed into service in 2019. The total amount capitalized under these capital leases was $29.8 million, presented as part of fracturing equipment in property and equipment, and the related accumulated depreciation was $11.3 million and $0 as of June 30, 2019 and December 31, 2018, respectively.

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

The future minimum lease payments related to the capital leases as of June 30, 2019 amounts to $19.7 million, of which $13.8 million and $5.9 million are due in the remainder of 2019 and in 2020, respectively. Included in these amounts is imputed interest totaling $1.0 million.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and benefits	$7,239	$7,087
Accrued taxes	7,413	8,119
Accrued interest	4,436	-
Other current liabilities	3,079	1,838
Accrued expenses and other current liabilities	$22,167	$17,044

NOTE 8 –SHORT – TERM NOTE PAYABLE

On November 9, 2018, the Company obtained insurance for its directors and officers liability coverage needs. The Company entered into a premium finance agreement with a credit finance institution to pay the premiums. The aggregate amount of the premiums financed was $0.8 million at an interest rate of 5.5%. Under the terms of the agreement, the Company agreed to pay nine equal monthly payments of $0.1 million beginning December 9, 2018 through maturity on August 9, 2019. The payments include nominal interest expense. The note had an outstanding balance of $0.2 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

Notes payable outstanding as of December 31, 2018 totaling $3.8 million relating to premium finance agreements for the Company’s workers’ compensation, pollution, umbrella, general liability, and auto coverage needs were paid in full as of June 30, 2019.

NOTE 9 – DEBT

Long-term debt as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Senior Secured Term Loan	$250,000	$-
ABL Credit Facility	40,000	-
First Lien Credit Facility	-	$55,975
Second Lien Term Loan	-	40,000
Equipment financing	23,500	11,567
Capital leases	18,721	25,338
Total debt	332,221	132,880
Unamortized discount on debt and debt issuance costs	(10,460)	(3,963)
Current maturities	(29,912)	(29,501)
Net Long-term debt	$291,849	$99,416

Senior Secured Term Loan

On May 7, 2019, USWS LLC (the “Borrower”), a subsidiary of the Company, and all of the other subsidiaries of the Company entered into a $250.0 million Senior Secured Term Loan Credit Agreement (as amended, the “Senior Secured Term Loan”). The Company is required to make quarterly principal payments of 2.0% per annum of the initial principal balance, commencing on January 15, 2020, with final payment due at maturity on May 7, 2024.

The Senior Secured Term Loan will bear interest at a variable rate per annum equal to the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%.

The Senior Secured Term Loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations.

The Senior Secured Term Loan requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and quarterly a percentage of excess cash flow, if any, equal to 25% to 100% (depending on total debt outstanding) commencing in September 2019. Certain mandatory prepayments (excluding excess cash flows sweep) and optional prepayments are subject to a yield maintenance fee for the first two years and prepayment premium of 2% in year three and 1% in year four. Upon the final payment and termination of the Senior Secured Term Loan, the Borrower is subject to an exit fee equal to 2.0% of the principal amount of loans then outstanding and the aggregate optional prepayment of principal amounts repaid during the 120 days that occurred prior to such final payment.

Proceeds from the Senior Secured Term Loan were used to repay the outstanding balances of the First Lien Credit Facility, Second Lien Term Loan, and certain equipment financings, fund a cash account reserved solely for future expansion capital expenditures, and pay associated fees and expenses. The First Lien Credit Facility and Second Lien Term Loan were both terminated and accounted for as debt extinguishments which resulted in a $6.5 million loss on early repayment of debt, and write off of $1.7 million of unamortized debt issue costs related to the First Lien Credit Facility and write off of $4.3 million of unamortized original issue discount and debt issuance costs related to the Second Lien Term Loan, all of which were presented as part of loss on extinguishment of debt in the condensed consolidated statement of operations.

The Senior Secured Term Loan was issued at a $5.0 million discount and the Company incurred $5.8 million in debt issuance costs with both amounts recorded as a direct deduction to the face amount of the Senior Secured Term Loan. The debt issuance costs and debt discount related to the Senior Secured Term Loan are being amortized to interest expense based on the effective interest rate method over the term of the Senior Secured Term Loan.

As of June 30, 2019, the outstanding principal balance of the Senior Secured Term Loan was $250.0 million, of which $3.8 million was due within one year from the balance sheet date.

ABL Credit Facility

On May 7, 2019, the Company entered into a $75.0 million ABL Credit Agreement (the “ABL Credit Facility”) which matures on February 6, 2024. The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Loan Parties’ eligible accounts receivables. Borrowings under the ABL Credit Facility bear interest at LIBOR, plus an applicable LIBOR rate margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0% as defined in the ABL Credit Facility. The unused portion of the ABL Credit Facility is subject to an unused commitment fee of 0.250% to 0.375%.

All borrowings under the ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base (described above). In addition, the ABL Credit Facility includes a consolidated fixed charge coverage ratio of 1.00 to 1.00 but only when a financial covenant trigger period is in effect as defined in the ABL Credit Agreement. Borrowings under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Loan Parties, other than future unrestricted subsidiaries.

In connection with the ABL Credit Facility, the Company incurred $1.2 million in debt issuance costs, recorded as deferred financing costs, net in the condensed consolidated balance sheet. Debt issuance costs related to the ABL Credit Facility are being amortized to interest expense ratably over the term of the ABL Credit Facility.

As of June 30, 2019, the borrowing base was $75.0 million and the outstanding revolver loan balance was $40.0 million, classified as long-term debt in the condensed consolidated balance sheets.

Equipment Financing

From 2016 through 2019, the Company entered into security agreements with financing institutions for the purchase of certain fracturing equipment. As of June 30, 2019 and December 31, 2018, these financing agreements with maturities through 2023 had a total balance of $23.5 million and $11.6 million, respectively, of which $10.2 million and $3.3 million, respectively, was due within one year.

The weighted average interest rate for these agreements was 6.5% and 6.3% per annum as of June 30, 2019 and December 31, 2018, respectively.

Payments of Debt Obligations due by Period

Presented in the following table is a schedule of the repayment requirements of long-term debt as of June 30, 2019 (in thousands):

Principal Amount
of Long-term Debt
Remainder of 2019	$20,555
2020	17,416
2021	10,594
2022	9,157
2023	5,749
Thereafter	268,750
Total	$332,221

NOTE 10 – MEZZANINE EQUITY

Series A Convertible Redeemable Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. On May 23, 2019, the Company entered into a Purchase Agreement with certain institutional investors (collectively, the “Purchasers”) to issue and sell in a private placement 55,000 shares of newly created series of convertible redeemable preferred stock of the Company (“Series A preferred stock”), for an aggregate purchase price of $1,000 per share, for total gross proceeds of $55.0 million.

At the initial closing on May 24, 2019 (“Closing Date”), the Purchasers purchased all of the Series A preferred stock and 2,933,333 initial warrants exercisable for shares of Class A common stock. Subject to there being Series A preferred stock outstanding, the Company will issue an additional 4,399,992 warrants to the Purchasers in quarterly installments of 488,888 warrants beginning nine months after the Closing Date. Crestview III USWS, L.P. and Crestview III USWS TE, LLC, two of the Purchasers, are part of an affiliate group which, prior to the Closing Date, held an aggregate 29.80% ownership interest in the Company and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s Board of Directors.

Holders of shares of Series A preferred stock are entitled to receive cumulative dividends, compounding and accruing quarterly in arrears, from the Closing Date until the second anniversary of the Closing Date, at an annual rate of 12.0%, and thereafter, 16% of the stated value of $ 1,000 per share, subject to increase in connection with the payment of dividends in kind. Dividends are payable, at the Company’s option, in cash from legally available funds or in kind by increasing the stated value of the outstanding Series A preferred stock by the amount per share of the dividend on February 24, May 24, August 24, and November 24 of each year, commencing on August 24, 2019.

The Series A preferred stock is redeemable by the Company at any time for cash equal to the stated value per share on the date of redemption. Except for a redemption occurring prior to the nine-month anniversary of the Closing Date, in which case the redemption price shall be $1,092.73 per share. If the Company notifies the holders that it has elected to redeem the Series A preferred stock, the holder may instead elect to convert such shares into Class A common stock. If the Company funds the redemption with proceeds of an equity offering within one year of the Closing Date, then any converting shares will convert at a ratio that is based on the higher of the price to the public in the offering or the ordinary conversion price of $6.67. Otherwise, such converting shares will convert by reference to the ordinary conversion price. In any event, the Series A preferred stock converting in response to a redemption notice will net settle for a combination of cash and Class A common stock.

Following the first anniversary of the Closing Date, each holder of Series A preferred stock may convert all or any portion of its shares of Series A preferred stock into Class A common stock based on the then-applicable liquidation preference at a conversion price of $6.67, subject to anti-dilution adjustments, at any time, but not more than once per quarter, so long as any conversion is for at least $1.0 million.

The Company has the option to force a conversion of any then outstanding Series A preferred stock following the third anniversary of the Closing Date, and contingent upon (i) the closing price of the Company’s Class A common stock being greater than 130% of the Conversion Price for 20 trading days during any 30-day consecutive trading day period, (ii) the average daily trading volume of the Class A common stock exceeding 250,000 for 20 trading days and (iii) the Company having an effective registration statement on file with the Securities and Exchange Commission (“SEC”) covering resales of the underlying Class A common stock to be received upon such conversion.

In connection with the Series A preferred stock offering, there were 55,000 shares of Series A preferred stock and 2,933,333 warrants outstanding as of June 30, 2019. The Series A preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the condensed consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control.

The Company has determined that the warrants should be accounted as a component of stockholders’ equity. On the Closing Date, the Company estimated the fair value of the warrants at $12.8 million using the Black-Scholes option pricing model using the following primary assumptions: contractual term of 6.5 years, volatility rate of 53.0%, risk-free interest rate of 2.2% and expected dividend rate of 0%. Based on the warrant’s relative fair value to the fair value of the Series A preferred stock, approximately $10.8 million of the $12.8 million of aggregate value was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series A preferred stock, the effective conversion price was approximately $5.40 per share creating a beneficial conversion feature of $20.1 million which further reduced the carrying value of the Series A preferred stock. Since the Holders’ conversion option of the Series A preferred stock could only be exercisable after the first anniversary of the Closing Date, the discount resulting from the beneficial conversion feature will be accreted over one year as deemed preferred dividends using the effective yield method, resulting in a corresponding increase in the carrying value of the Series A preferred stock over the same time period.

The Series A preferred stock had similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A preferred stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings, and increasing the carrying amount of the Series A preferred stock by a corresponding amount. The discount is therefore being amortized over two years using the effective yield method. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Series A preferred stock.

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

At the Closing Date and pursuant to the Purchase Agreement, as defined in “Note 10 – Mezzanine Equity” in the Notes to the Condensed Consolidated Financial Statements, the Company adopted and filed with the Secretary of State of the State of Delaware the Certificate of Designations of the Company as an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) to authorize and establish the rights, preferences and privileges of the preferred shares. The preferred shares are a new class of equity interests that rank senior to the Class A common stock and Class B common stock in the Company with respect to distributions. The preferred shares will have only specified voting rights, including with respect to the issuance or creation of senior securities, amendments to the Charter that negatively impact the rights of the preferred shares and the payment of dividends on, repurchase or redemption of Class A common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were 55,000 and no shares, respectively, of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 54,607,462 and 49,254,760 shares of Class A common stock issued and outstanding, respectively. At June 30, 2019, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9,

2024, unless the closing price per share of the Class A Common Stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

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

In June of 2019, 161,932 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock. As of June 30, 2019 and December 31, 2018, there were 13,775,400 and 13,937,332 shares, respectively, of Class B common stock issued and outstanding.

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

In March 2019, the Company entered into privately negotiated warrant exchange agreements with certain warrant holders to exchange 10,864,391 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. In April 2019, pursuant to a previously announced public warrant exchange offer on March 14, 2019, the Company exchanged an additional 11,640,974 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. As a result of the private and public warrant exchanges, our Class A common shares issued and outstanding increased by 2,925,712 shares. In May 2019, in connection with the Purchase Agreement, as defined in “Note 10 – Mezzanine Equity” in the Notes to the Condensed Consolidated Financial Statements, the Company issued 2,933,333 initial warrants to certain institutional investors and will issue the remaining 4,399,992 warrants to them in quarterly installments beginning nine months after the initial closing date.

As of June 30, 2019, there remained 9,994,635 public warrants and 15,500,000 private placement warrants outstanding, the total of both are exercisable for 12,747,318 shares of common stock and 2,933,333 initial warrants issued pursuant to the Series A preferred equity Purchase Agreement as disclosed in “Note 10 – Mezzanine Equity” outstanding, which are exercisable for 2,933,333 shares of common stock.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within shareholders’ equity as a separate component and represents approximately 20.1% ownership of USWS Holdings as of June 30, 2019.

Long-Term Incentive Plan

In connection with the Transaction, the Company’s Board of Directors adopted the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (the “LTIP”). An aggregate 8,160,500 shares of Class A common stock were initially available for issuance under the LTIP. Shares issued under the LTIP are further discussed in “Note 13 - Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements. The aggregate amount of shares available for issuance as of June 30, 2019 was 4,297,280.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, exercise of warrants, conversion of Series A preferred shares, conversion of Class B shares and vesting of restricted shares.

Basic and diluted net income per share excludes the income attributable to and shares associated with the 1,609,677 Class A shares that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. The Company included in the calculation deemed dividends resulting from amortization of discounts related to the Series A preferred stock.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common shares outstanding for the period subsequent to the corporate reorganization that occurred in connection with the Transaction (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Net Income Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(21,479)	$(937)	$(43,751)	$(8,029)
Net loss attributable to cancellable Class A shares	672	30	1,402	261
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(20,807)	(907)	(42,349)	(7,768)
Dividends accrued on Series A preferred stock	(660)	-	(660)	-
Deemed and imputed dividends on Series A preferred stock	(1,560)	-	(1,560)	-
Basic net loss attributable to U.S. Well Services, Inc. common shareholders	$(23,027)	$(907)	$(44,569)	$(7,768)

Denominator:
Weighted average shares outstanding	51,455,923	49,549,676	50,240,247	49,549,676
Cancellable Class A shares	(1,609,677)	(1,609,677)	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	49,846,246	47,939,999	48,630,570	47,939,999
Basic and dilutive net income per share attributable to Class A shareholders	$(0.46)	$(0.02)	$(0.92)	$(0.16)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dilutive earnings per share:
Anti-dilutive stock options	1,068,162	-	1,068,162	-
Anti-dilutive warrants	15,680,651	-	15,680,651
Anti-dilutive restricted stock	2,748,179	-	2,748,179	-
Anti-dilutive Class B shares convertible into Class A common stock	13,775,400	-	13,775,400	-
Anti-dilutive Series A Preferred stock convertible into Class A common stock	8,344,828	-	8,344,828	-
Potentially dilutive securities excluded as anti-dilutive	41,617,220	-	41,617,220	-

NOTE 13 – SHARE-BASED COMPENSATION

Restricted Stock

The Company granted a total of 2,218,179 shares of restricted stock to certain employees of the Company pursuant to the Company’s LTIP during the first quarter of 2019. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee of the Company prior to the lapse of the restriction. Stock-based compensation costs totaling $19.7 million associated with this award will be recognized over the four-year vesting period.

Rollforward of restricted stock awards as of June 30, 2019 is as follows:

		Weighted- average
	Unvested	grant-date fair value
Units at beginning of period	530,000	$8.72
Granted	2,218,179	8.91
Vested	-	-
Forfeited	-	-
Units at end of period	2,748,179	$8.87

Unrestricted stock

The Company also granted 46,879 shares of unrestricted Class A common stock during the first quarter of 2019 to certain board members in exchange for their services as a board member to the Company. These shares are fully vested and the weighted-average grant-date fair value per share is $8.91. Stock-based compensation cost amounting to $0.4 million associated with this award will be recognized over the one-year requisite service period.

The fair value of the restricted and unrestricted stock granted during the first quarter of 2019 was determined using the closing price of the Company’s Class A common stock on the grant date.

Stock Options

The Company granted a total of 1,068,162 stock options to certain employees of the Company pursuant to the Company’s LTIP during the first quarter of 2019. The fair value of stock options on the date of grant was $3.95 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with seven-year terms and vest over four years in equal installments each year on the anniversary of the grant date. The expected term of the options granted was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company lacks historical exercise data to estimate the expected term of these options. The expected stock price volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These options are time-based and are not based upon attainment of performance goals. Stock based compensation costs totaling $4.2 million associated with this award will be recognized over the four-year vesting period.

The following table sets forth the assumptions used in the Black-Scholes valuation model:

Expected option term (years)	4.75 years
Expected price volatility	49.0%
Expected dividend yield	0.0%
Risk-free Rate	2.63%
Grant date fair value per share	$3.95
Grant date exercise price per share	$8.91

For the three months ended June 30, 2019, stock-based compensation expense of $2.3 million related to restricted and unrestricted stock grants and stock option grants was recorded, of which $0.8 million is presented as part of cost of services, and $1.5 million presented as part of selling, general, and administrative expenses in the condensed consolidated statement of operations.

For the six months ended June 30, 2019, stock-based compensation expense of $3.4 million related to restricted and unrestricted stock grants and stock option grants was recorded, of which $1.1 million is presented as part of cost of services, and $2.3 million presented as part of selling, general, and administrative expenses in the condensed consolidated statement of operations.

As of June 30, 2019, total unrecognized compensation cost related to stock-based compensation grants under the LTIP was $25.2 million. We expect to recognize these costs over a weighted average period of 3.8 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

In 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matches 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. For the three months ended June 30, 2019 and 2018, matching contributions were $1.6 million and $0.9 million, respectively. For the six months ended June 30, 2019 and 2018, matching contributions were $2.7 million and $1.6 million, respectively. The matching contributions were included in cost of services and selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The Company’s effective tax rate on continuing operations for the six months ended June 30, 2019 was (0.78)%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, flow-through income not subject to tax, and a valuation allowance.

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

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of June 30, 2019 or December 31, 2018. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

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

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of June 30, 2019, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the condensed consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of June 30, 2019 (in thousands):

		Minimum
	Contracted	Commitments
Remainder of 2019	$39,957	$10,324
2020	38,758	6,998
2021	25,290	2,448
Total	$104,005	$19,770

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event that we procured no additional proppant under the contracts subsequent to June 30, 2019.

During the first quarter of 2019, we were involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of June 30, 2019, we have excluded $47.1 million and $48.0 million of contracted and minimum commitments, respectively, related to this contract. The litigation involving the contract in dispute is its early stages, as such no prediction can be made as to the outcome.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense for the three months ended June 30, 2019 and 2018 was $0.7 million and $0.5 million, respectively, of which $0.6 million and $0.4 million, respectively, are recorded as part of cost of services and $0.1 million, $0.1 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

Rent expense for the six months ended June 30, 2019 and 2018 was $1.3 million and $1.0 million, respectively, of which $1.1 million and $0.9 million, respectively, are recorded as part of cost of services and $0.2 million, $0.1 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases as of June 30, 2019 (in thousands):

	Gross Amount	Income from Sublease	Net
Remainder of 2019	$952	$(85)	$867
2020	1,283	(173)	1,110
2021	651	(178)	473
2022	476	(182)	294
2023	288	(31)	257
Thereafter	325	-	325
Total minimum future rentals, net	$3,975	$(649)	$3,326

On April 30, 2019, we entered into an agreement with a sublessee to sublease our old corporate office space. The term of the lease is for a period of 46 months commencing on May 1, 2019, with total rent throughout the term totaling $0.6 million. The monthly base rent is subject to escalation clause that is nominal in amount. The Company records rent income on a straight line basis, presented as other income on the condensed consolidated statements of operations.

Self-insurance

Beginning June 2014, the Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.4 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2019, the Company purchased $2.8 million and $4.7 million, respectively, in chemicals used for our hydraulic fracturing operations from Rockwater Energy Solutions (“Rockwater”), a subsidiary of Select Energy Services (“Select Energy”). Rockwater is considered a related party post-Transaction since following the Transaction Select Energy and the Company share two board members and a common investor, Crestview Partners (“Crestview”). As of June 30, 2019 and December 31, 2018, the Company had $2.3 million and $0.3 million, respectively, in accounts payable owed to Rockwater.

Crestview purchased 20,000 shares of Series A preferred stock for a total payment of $20.0 million. Along with the Series A preferred stock, Crestview received 1,066,666 initial warrants and the right to receive up to 1,600,002 additional warrants according to the Purchase Agreement as described in “Note 10 – Mezzanine Equity” in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of US Well Services, Inc. together with its subsidiaries (collectively "USWS," "Company," "us," "we," or "our") for the three and six months ended June 30, 2019 should be read in conjunction with our previous annual report on Form 10-K, and the consolidated financial statements and notes thereto included in our annual reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These are based on our current expectation, belief and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include the effectiveness of management's strategies and decisions, our ability to obtain financing, raise capital and continue as a going concern, our ability to implement our internal growth and acquisition growth strategies, general economic and business conditions specific to our primary customers, compliance with our debt agreements and equity-related securities, volatility in market prices, changes in government regulations, our ability to effectively integrate businesses we may acquire, new or modified statutory or regulatory requirements, availability of materials and labor, inability to obtain or delay in obtaining government or third-party approvals and permits, non-performance by third parties of their contractual obligations, unforeseen hazards such as weather conditions, acts or war or terrorist acts and the governmental or military response thereto, cyber-attacks adversely affecting our operations, other geological, operating and economic factors and declining prices and market conditions, including reduced expected or realized oil and gas prices and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2019. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “USWS”, “we”, or “our” shall mean US Well Services, Inc. and its subsidiaries.

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

The following table presents our cost of services for the three and six months ended June 30, 2019 and 2018 (in thousands):

Cost of Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Materials	$24,547	$55,212	$45,590	$106,227
Transportation	12,534	26,268	27,338	47,873
Labor	35,633	24,154	67,697	48,545
Maintenance	14,535	19,643	33,887	36,663
Other	20,120	26,086	42,536	50,483
Cost of services	$107,369	$151,363	$217,048	$289,791

Results of Operations

Three months ended June 30, 2019, compared to three months ended June 30, 2018

(in thousands, except percentages)
	Three Months Ended June 30,
	2019	%	2018	%
Revenues	$151,419	100.0%	$192,632	100.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	107,369	70.9%	151,363	78.6%
Depreciation and amortization	40,322	26.6%	24,862	12.9%
Selling, general and administrative expenses	7,638	5.0%	5,278	2.7%
Loss on disposal of assets	4,003	2.6%	5,187	2.7%
Income (loss) from operations	(7,913)	(5.2)%	5,942	3.1%
Interest expense, net	(7,820)	(5.2)%	(6,884)	(3.6)%
Loss on extinguishment of debt	(12,558)	(8.3)%	-	-
Other income	1,686	1.1%	5	0.0%
Income tax expense	(306)	(0.2)%	-	-
Net loss	$(26,911)	(17.8)%	$(937)	(0.5)%

Revenues. Revenues decreased by $41.2 million, or 21.4%, to $151.4 million for the three months ended June 30, 2019 from $192.6 in the prior corresponding period. The decrease was primarily attributable to more customers self-sourcing lower-margin consumables such as sand, chemicals, and sand transportation, which was partially offset by an increase in higher-margin service and equipment revenue due to an increase in our active fleet count.

Cost of services, excluding depreciation and amortization. Cost of services, excluding depreciation and amortization, decreased by $44.0 million, or 29.1%, to $107.4 million for the three months ended June 30, 2019 from $151.4 million in the prior corresponding period. The decrease was primarily attributable to revenue mix as discussed above. Cost of services, excluding depreciation and amortization, as a percentage of revenues decreased from 78.6% to 70.9% over this period.

Depreciation and amortization. Depreciation and amortization increased by $15.4 million, or 61.8%, to $40.3 million for the three months ended June 30, 2019 from $24.9 million in the prior corresponding period. The increase was primarily due to depreciation related to the four hydraulic fracturing fleets added after the second quarter of 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.3 million, or 43.4%, to $7.6 million for the three months ended June 30, 2019 from $5.3 million in the prior corresponding period. Of this amount, $0.4 million was mainly due to head count and salary increases associated with the Company becoming a publicly traded company, and $1.1 million was due to share based compensation expense associated with awards granted in March 2019. In addition, $0.2 million was mainly due to public company reporting expenses, and $0.3 million was due to higher travel and lodging costs to support our growth and increased activity. In June 2019, we provided for a bad debts reserve amounting to $0.3 million related to a specific customer.

Loss on disposal of assets. Loss on disposal of assets decreased by $1.2 million, or 23.1%, to $4.0 million for the three months ended June 30, 2019 from $5.2 million in the prior corresponding period. The amount of loss on disposal of assets fluctuate period over period due to differences in operating conditions of our hydraulic fracturing equipment such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and amount of gain or loss recognized.

Interest expense, net. Interest expense increased by $0.9 million, or 13.0%, to $7.8 million for the three months ended June 30, 2019 from $6.9 million in the prior corresponding period. This increase was primarily attributable to an increase in our average debt balance resulting from the new senior secured term loan, which is described further under “Debt Agreements.”

Six months ended June 30, 2019, compared to six months ended June 30, 2018

(in thousands, except percentages)
	Six Months Ended June 30,
	2019	%	2018	%
Revenues	$291,190	100.0%	$364,238	100.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	217,048	74.5%	289,791	79.6%
Depreciation and amortization	78,165	26.8%	50,782	13.9%
Selling, general and administrative expenses	16,258	5.6%	9,615	2.6%
Loss on disposal of assets	10,908	3.7%	8,116	2.2%
Income (loss) from operations	(31,189)	(10.7)%	5,934	1.6%
Interest expense, net	(12,935)	(4.4)%	(14,285)	(3.9)%
Loss on extinguishment of debt	(12,558)	(4.3)%	-	-
Other income	1,712	0.6%	322	0.1%
Income tax expense	(430)	(0.1)%	-	-
Net loss	$(55,400)	(19.0)%	$(8,029)	(2.2)%

Revenues. Revenues decreased by $73.0 million, or 20.0%, to $291.2 million for the six months ended June 30, 2019 from $364.2 in the prior corresponding period. The decrease was primarily attributable to more customers self-sourcing lower-margin consumables such as sand, chemicals, and sand transportation, which was partially offset by an increase in higher-margin service and equipment revenue due to an increase in our active fleet count.

Cost of services, excluding depreciation and amortization. Cost of services, excluding depreciation and amortization, decreased by $72.8 million, or 25.1%, to $217.0 million for the six months ended June 30, 2019 from $289.8 million in the prior corresponding period. The decrease was primarily attributable to revenue mix as discussed above. Cost of services, excluding depreciation and amortization, as a percentage of revenues decreased from 79.6% to 74.5% over this period.

Depreciation and amortization. Depreciation and amortization increased by $27.4 million, or 53.9%, to $78.2 million for the six months ended June 30, 2019 from $50.8 million in the prior corresponding period. The increase was primarily due to depreciation related to the four hydraulic fracturing fleets added after the second quarter of 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.7 million, or 69.8%, to $16.3 million for the six months ended June 30, 2019 from $9.6 million in the prior corresponding period. Of this amount, $1.3 million was mainly due to head count and salary increases associated with the Company becoming a publicly traded company, and $1.3 million was due to share based compensation expense associated with awards granted in March 2019. In addition, $3.6 million was mainly due to higher professional and legal fees associated with the Company becoming a publicly traded company, and $0.5 million was mainly due to higher travel and lodging to support our growth and increased activity.

Loss on disposal of assets. Loss on disposal of assets increased by $2.8 million, or 34.6%, to $10.9 million for the six months ended June 30, 2019 from $8.1 million in the prior corresponding period. The amount of loss on disposal of assets fluctuate period over period due to differences in operating conditions of our hydraulic fracturing equipment such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and amount of gain or loss recognized.

Interest Expense, net. Interest expense decreased by $1.4 million, or 9.8%, to $12.9 million for the six months ended June 30, 2019 from $14.3 million in the prior corresponding period. This decrease was primarily attributable to decrease in average debt balance in the first quarter of 2019 compared to the prior corresponding period resulting from paying off our previous term loan in connection with the Transaction, which was partially offset by an increase in our average debt balance in the second quarter of 2019 compared to the prior corresponding period resulting from the new senior secured term loan obtained in May 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, borrowings under bank credit agreements and availability under our revolving credit facility.

We believe that our current cash position, cash generated from operations, and borrowing capacity from the new ABL Facility (as defined below) will be sufficient to satisfy the anticipated cash requirements associated with our existing operations.

Cash Flows
(in thousands)
	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$14,011	$41,718
Investing activities	(144,889)	(23,599)
Financing activities	152,576	(15,181)

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, loss on extinguishment of debt, gains and losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $14.0 million for the six months ended June 30, 2019, a decrease of $27.7 million from the prior corresponding period. This decrease was primarily attributable to an increase in working capital requirements driven by new fleet deployments during the first half of 2019 and diversification of our customer base with the addition of several new customers. We anticipate net cash provided by operating activities to increase moving forward from the deployment of the three new fleets in January 2019, April 2019, and June 2019, respectively, and acceleration of our cash collections.

Net Cash used in Investing Activities. Net cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $144.9 million for the six months ended June 30, 2019, $50.6 million of which related to maintaining and supporting our existing hydraulic fracturing equipment, $81.1 million of which related to growth and $13.2 million of which related to fleet enhancements. The investment spend for the six months ended June 30, 2019 relates to the addition of three hydraulic fracturing fleets that we placed into service in January, April, and May of 2019, and deposit payments for an expansion fleet which we plan on deploying by early 2020, maintaining and supporting the hydraulic fracturing equipment, and fleet enhancements to our existing hydraulic fracturing equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily relates to proceeds from our preferred stock offering, revolving credit facility, long-term debt, and notes payable, offset by repayments of amounts under equipment financing arrangements, notes payable, revolver, long-term debt, and principal payments under the finance lease obligations. Net cash provided by financing activities was $152.6 million for the six months ended June 30, 2019. During this period, we received proceeds of $54.5 million from our preferred stock offering, which was net of issue costs, $49.0 million from our revolving credit facility and $285.0 million from long-term debt. We also repaid $4.4 million of debt under notes payable, $63.2 million of debt under equipment financing arrangements, $8.4 million of principal under finance lease obligations, $6.6 million of fees related to debt extinguishment, and $13.5 million of deferred financing costs. We also repaid $65.0 million and $75.0 million of debt under our first lien credit facility and second lien term loan, respectively, and terminated both facilities.

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

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We intend to fund the majority of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations, borrowing capacity under our ABL Facility and other financing sources.

Debt Agreements

Senior Secured Term Loan

We have a $250.0 million Senior Secured Term Loan that matures in May 2024. The Company is required to make quarterly principal payments of 1.25 million commencing on January 15, 2020, with final payment due at maturity on May 7, 2024.  The Senior Secured Term Loan will bear interest at a variable rate per annum equal to the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%.

The Senior Secured Term Loan requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and quarterly a percentage of excess cash flow, if any, equal to 25% to 100% (depending on total debt outstanding) commencing in September 2019. Certain mandatory prepayments (excluding excess cash flows sweep) and optional prepayments are subject to a yield maintenance fee for the first two years and prepayment premium of 2% in year three and 1% in year four.  Upon the final payment and termination of the Senior Secured Term Loan, the Borrower will pay an exit fee equal to 2.00% of the principal amount of loans then outstanding and the aggregate principal amount of loans repaid during the 120 days that occurred prior to such final payment.

The Senior Secured Term Loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations.

ABL Credit Facility

We have a $75.0 million ABL Credit Agreement (the “ABL Credit Facility”) which matures on February 6, 2024. The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Loan Parties’ eligible accounts receivables. Borrowings under the ABL Credit Facility bear interest at LIBOR, plus an applicable LIBOR rate margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0% as defined in the ABL Credit Facility. The unused portion of the ABL Credit Facility is subject to an unused commitment fee of 0.250% to 0.375%.

All borrowings under the ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base (described above). Borrowings under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Loan Parties, other than future unrestricted subsidiaries.

Series A Convertible Redeemable Preferred Stock

On May 23, 2019, the Company entered into a Purchase Agreement with certain institutional investors (collectively, the “Purchasers”) to issue and sell in a private placement 55,000 shares of newly created series of convertible redeemable preferred stock of the Company (“Series A preferred stock”), for an aggregate purchase price of $1,000 per share, for total gross proceeds of $55.0 million. Included in the offering was 2,933,333 warrants exercisable for shares of Class A common stock, and additional 4,399,992 warrants to be issued to the Purchasers subject to certain conditions as described in the Purchase Agreement. At the initial closing on May 24, 2019 (“Closing Date”), the Purchasers purchased all of the Series A preferred stock.

For more information related to the Series A preferred stock, see “Note 10 – Mezzanine Equity” in the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of June 30, 2019 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Senior Secured Term Loan	$3,750	$10,000	$236,250	$-	$250,000
ABL Credit Facility	-	-	40,000	-	40,000
Equipment financing	10,227	10,571	2,702	-	23,500
Capital lease obligations (1)	15,935	2,786	-	-	18,721
Estimated interest payments (2)	31,594	58,827	51,520	-	141,941
Operating lease obligations (3)	1,513	1,086	532	195	3,326
Purchase commitments (4)	65,695	38,310	-	-	104,005
Total	$128,714	$121,580	$331,004	$195	$581,493

(1)	Capital lease obligations consist of our obligations on capital leases of fracturing equipment.
(2)	Estimated interest payments are based on outstanding debt balances as of June 30, 2019.
(3)	Operating lease obligations are related to our facilities and office space and are net of sublease income.

(4)

Purchase commitments primarily relate to supply agreements with vendors for sand purchases. The purchase commitments to sand suppliers represent our annual obligations to purchase a minimum amount of sand from vendors. If the minimum purchase commitments are not met, the agreements generally require the shortfalls or specified penalties to be settled in cash at the end of the year. The purchase commitments disclosed represent the aggregate amounts that the Company would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to June 30, 2019.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and unconditional commitments disclosed in the “Contractual Obligations” section herein. For further description of such operating leases and unconditional commitments please see “Note 16 – Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

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

We are subject to interest rate risk on our Senior Secured Term Loan entered into on May 7, 2019. This agreement is subject to an annual interest rate that is indexed to the London Interbank Offered Rate (“LIBOR”). Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The impact of a 1% increase in interest rates on this debt would result in an increase in interest expense of approximately $2.9 million annually.

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of June 30, 2019.

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

PART II

Item 1. Legal Proceedings.

As described in our quarterly report filed on the Form 10-Q for the fiscal quarter ended March 31, 2019, we were named as a defendant in a case filed on January 14, 2019 in the Superior Court of the State of Delaware (Smart Sand, Inc. v. U.S. Well Services, LLC) seeking monetary damages arising out of the cancellation of a sand contract. The litigation is in the discovery stages. As such, no prediction can be made as to the outcome of the case at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None during the quarterly period ended June 30, 2019, other than as reported in the Company’s Current Report on Form 8-K filed on May 24, 2019.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation of U.S. Well Services, Inc (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on November 16, 2018).

3.2

Certificate of Designations, dated May 24, 2019, of U.S. Well Services, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on May 24, 2019.

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
4.1

Warrant Agreement, dated May 24, 2019, between U.S. Well Services, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on May 24, 2019.

10.1

Senior Secured Term Loan Credit Agreement, dated as of May 7, 2019, among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File no. 001-38025), filed with the SEC on May 9, 2019).

10.2

ABL Credit Agreement, dated as of May 7, 2019, among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File no. 001-38025), filed with the SEC on May 9, 2019).

10.3

Intercreditor Agreement, dated as of May 7, 2019, among the Borrower, CLMG Corp. and Bank of America, N.A (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File no. 001-38025), filed with the SEC on May 9, 2019.

10.4

Purchase agreement, dated May 23, 2019, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on May 24, 2019.

10.5

Registration Rights Agreement, dated May 24, 2019, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on May 24, 2019.

10.6

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of USWS Holdings LLC, dated May 24, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on May 24, 2019.

10.7*

First Technical Supplemental Amendment to the Senior Secured Term Loan Credit Agreement, dated June 14, 2019, by and among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc. as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions.

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2019.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer