Form 10-Q
period 2019-09-30
U.S. WELL SERVICES, INC.
filed 2019-11-07
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had 54,588,775 shares of Class A Common Stock and 13,775,400 shares of Class B Common Stock outstanding.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,712	$29,529
Restricted cash	12,084	507
Accounts receivable (net of allowance for doubtful accounts of $22 and $189 in 2019 and 2018, respectively)	108,050	58,026
Inventory, net	10,488	9,413
Prepaids and other current assets	14,867	16,437
Total current assets	166,201	113,912
Property and equipment, net	461,529	331,387
Intangible assets, net	22,191	27,890
Goodwill	4,971	4,971
Deferred financing costs, net	1,108	2,070
TOTAL ASSETS	$656,000	$480,230
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,559	$89,360
Accrued expenses and other current liabilities	29,453	17,044
Notes payable, current portion	7,250	4,560
Current portion of long-term equipment financing	7,886	3,263
Current portion of long-term capital lease obligation	13,286	25,338
Current portion of long-term debt	5,000	900
Total current liabilities	141,434	140,465
Notes payable, less current portion	1,867	-
Long-term equipment financing	11,926	8,304
Long-term capital lease obligation	1,330	-
Long-term debt	275,154	91,112
Deferred rent	166	-
TOTAL LIABILITIES	431,877	239,881
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share; 55,000 shares authorized, issued and outstanding as of September 30, 2019; aggregate liquidation preference of $57,330 as of September 30, 2019	31,968	-
STOCKHOLDERS' EQUITY
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 54,588,775 shares and 49,254,760 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 13,775,400 shares and 13,937,332 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid in capital	232,080	204,928
Accumulated deficit	(78,008)	(17,383)
Total stockholders' equity attributable to U.S. Well Services, Inc.	154,078	187,551
Noncontrolling interest	38,077	52,798
Total Stockholders' Equity	192,155	240,349
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$656,000	$480,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$130,884	$166,173	$422,075	$530,411
Costs and expenses:
Cost of services (excluding depreciation and amortization)	90,792	137,452	307,841	427,243
Depreciation and amortization	39,723	26,765	117,888	77,547
Selling, general and administrative expenses	8,216	5,248	24,474	14,863
Loss (gain) on disposal of assets	4,976	(126)	15,884	7,990
Income (loss) from operations	(12,823)	(3,166)	(44,012)	2,768
Interest expense, net	(8,449)	(7,387)	(21,384)	(21,672)
Loss on extinguishment of debt	-	-	(12,558)	-
Other income	62	9	1,774	331
Loss before income taxes	(21,210)	(10,544)	(76,180)	(18,573)
Income tax expense	39	-	469	-
Net loss	(21,249)	(10,544)	(76,649)	(18,573)
Net loss attributable to noncontrolling interest	(4,280)	-	(15,929)	-
Net loss attributable to U.S. Well Services, Inc.	(16,969)	(10,544)	(60,720)	(18,573)
Dividends accrued on Series A preferred stock	(1,670)	-	(2,330)	-
Deemed and imputed dividends on Series A preferred stock	(4,406)	-	(5,966)	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(23,045)	$(10,544)	$(69,016)	$(18,573)
Loss per common share (See Note 12):
Basic and diluted	$(0.45)	$(0.21)	$(1.36)	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	50,250	47,940	49,182	47,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,649)	$(18,573)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	117,888	77,547
Provision for losses on accounts receivable	307	569
Provision for losses on inventory obsolescence	-	93
Non-cash interest	-	7,196
Loss on disposal of assets	15,884	7,990
Amortization of discount on debt	1,373	-
Deferred financing costs amortization	1,049	1,569
Loss on extinguishment of debt	12,558	-
Share-based compensation expense	5,672	2,802
Changes in assets and liabilities:
Accounts receivable	(50,331)	2,794
Inventory	(2,036)	1,364
Prepaids and other current assets	1,795	(4,514)
Accounts payable	2,243	800
Accrued liabilities	1,487	4,477
Accrued interest	11,090	-
Net cash provided by operating activities	42,330	84,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(194,114)	(58,557)
Insurance proceeds from damaged property and equipment	706	8,011
Net cash used in investing activities	(193,408)	(50,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolving credit facility	49,134	-
Repayment of revolving credit facility	(65,000)	-
Proceeds from issuance of long-term debt	285,000	-
Repayments of long-term debt	(75,000)	-
Payment of fees related to debt extinguishment	(6,560)
Repayments of long-term debt to related party	-	(3,420)
Proceeds from issuance of notes payable	9,117	6,513
Repayments of note payable	(4,560)	(2,145)
Repayments of amounts under equipment financing	(66,872)	(12,484)
Principal payments under finance lease obligation	(12,494)	(7,144)
Proceeds from issuance of preferred stock and warrants, net	54,524	-
Cash distribution to partners	-	(9)
Deferred financing costs	(13,451)	-
Net cash provided by (used in) financing activities	153,838	(18,689)
Net increase in cash and cash equivalents and restricted cash	2,760	14,879
Cash and cash equivalents and restricted cash, beginning of period	30,036	6,426
Cash and cash equivalents and restricted cash, end of period	$32,796	$21,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow disclosure:
Interest paid	$7,853	$12,586
Income tax paid	353	-
Non-cash investing and financing activities:
Beneficial conversion feature of Series A preferred stock	20,132	-
Issuance of warrants to purchase common stock associated with preferred stock offering	10,720	-
Deemed and imputed dividends on Series A preferred stock	5,966	-
Accrued Series A preferred stock dividends	2,330	-
Changes in accrued and unpaid capital expenditures	13,045	49,199
Assets under finance lease obligations	10,451	-
Financed equipment purchases	66,342	3,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, December 31, 2017	-	$-	-	$-	$-	$137,885	$(93,622)	$-	$-	$44,263
Deemed contribution related to unit-based compensation	-	-	-	-	-	2,802	-	-	-	2,802
Cash distribution to partners						(9)				(9)
Net loss	-	-	-	-	-	-	(18,573)	-	-	(18,573)
Balance, September 30, 2018	-	$-	-	$-	$-	$140,678	$(112,195)	$-	$-	$28,483

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, December 31, 2018	49,254,760	$5	13,937,332	$1	$204,928	$-	$-	$(17,383)	$52,798	$240,349
Adoption of ASC 606 as of January 1, 2019 (Note 2)	-	-	-	-	-	-	-	95	27	122
Exercise of warrants	2,925,712	-	-	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	161,932	-	(161,932)	-	-	-	-	-	-	-
Restricted stock granted to employees	2,218,183	-	-	-	-	-	-	-	-	-
Class A Common stock granted to board members	46,875	-	-	-	331	-	-	-	87	418
Share-based compensation	-	-	-	-	4,265	-	-	-	1,094	5,359
Restricted stock forfeitures	(18,687)	-	-	-	-	-	-	-	-	-
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(5,966)	-	-	-	-	(5,966)
Accrued Series A preferred stock dividends	-	-	-	-	(2,330)	-	-	-	-	(2,330)
Net loss	-	-	-	-	-	-	-	(60,720)	(15,929)	(76,649)
Balance, September 30, 2019	54,588,775	$5	13,775,400	$1	$232,080	$-	$-	$(78,008)	$38,077	$192,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, June 30, 2018	-	$-	-	$-	$-	$139,792	$(101,651)	$-	$-	$38,141
Deemed contribution related to unit-based compensation	-	-	-	-	-	895	-	-	-	895
Cash distribution to partners	-	-	-	-	-	(9)	-	-	-	(9)
Net loss	-	-	-	-	-	-	(10,544)	-	-	(10,544)
Balance, September 30, 2018	-	$-	-	$-	$-	$140,678	$(112,195)	$-	$-	$28,483

	Class A Common Stock		Class B Common Stock
					Additional		Members'
					Paid in	Members'	Accumulated	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit	Interest	Equity
Balance, June 30, 2019	54,607,462	$5	13,775,400	$1	$236,398	$-	$-	$(61,039)	$41,914	$217,279
Share-based compensation	-	-	-	-	1,758	-	-	-	443	2,201
Restricted stock forfeitures	(18,687)	-	-	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(4,406)	-	-	-	-	(4,406)
Accrued Series A preferred stock dividends	-	-	-	-	(1,670)	-	-	-	-	(1,670)
Net loss	-	-	-	-	-	-	-	(16,969)	(4,280)	(21,249)
Balance, September 30, 2019	54,588,775	$5	13,775,400	$1	$232,080	$-	$-	$(78,008)	$38,077	$192,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company”), f/k/a Matlin & Partners Acquisition Corp (“MPAC”), is a Houston, Texas-based oilfield service provider of well stimulation services to the upstream oil and natural gas industry. The Company engages in high-pressure hydraulic fracturing in oil and natural gas basins in the United States. The fracturing process consists of pumping a specially formulated fluid into perforated well casing, tubing or open holes under high pressure, causing the underground formation to crack or fracture, allowing nearby hydrocarbons to flow more freely up the wellbore.

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

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 79.8% ownership of USWS Holdings as of September 30, 2019.

Unless the context otherwise requires, “the Company”, “USWS”, “we,” “us,” and “our” refer, for periods prior to the completion of the Transaction, to USWS Holdings and its subsidiaries and, for periods upon or after the completion of the Transaction, to U.S. Well Services, Inc. and its subsidiaries, including USWS Holdings and its subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2019.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, that is not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in capital expenditures related to approved fleet expansion amounting to $0.5 million and $11.6 million, respectively, as of September 30, 2019, and $0.5 million and nil, respectively, as of December 31, 2018.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the condensed consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$20,712	$29,529
Restricted cash	12,084	507
Cash and cash equivalents and restricted cash	$32,796	$30,036

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of September 30, 2019 and December 31, 2018, the Company had reserves of $0.3 million and $0.6 million, respectively, for obsolete and slow-moving inventory.

In certain contracts with our proppant vendors, we take ownership of proppant as it leaves the sand mines. These in transit inventories are recognized as part of Inventory in our condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, in transit inventories were nil and $0.3 million, respectively.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2019 and December 31, 2018:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet dates.

Senior Secured Term Loan and Second Lien Term Loan. The carrying value of the Senior Secured Term Loan and Second Lien Term Loan approximates fair value as its terms are consistent with and comparable to current market rates as of September 30, 2019 and December 31, 2018, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of September 30, 2019 and December 31, 2018, respectively.

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

The Company’s revenues consist of providing hydraulic fracturing services for either a pre-determined term or number of stages/wells to exploration and production companies operating in the onshore oil and natural gas basins of the United States. Revenues are earned as services are rendered, which is generally on a per stage or fixed monthly rate basis. Customers are invoiced according to contract terms either upon the completion of a stage, the completion of a well or monthly with payment due typically 30 days from invoice date.

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

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each customer. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. Accounts receivable charged off against the allowance was $0.4 million for the three and nine months ended September 30, 2019, and nil for the three and nine months ended September 30, 2018. The Company held a reserve for doubtful accounts of a nominal amount and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following table shows the percentage of revenues from our significant customers for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Customer A	*	30.5%
Customer B	*	17.9%
Customer C	*	10.6%
Customer D	16.1%	15.1%
Customer E	*	15.7%
Customer F	21.8%	*
Customer G	20.0%	*
Customer H	10.1%	*
Customer I	*	10.1%

	Nine Months Ended September 30,
	2019	2018
Customer A	10.9%	28.9%
Customer B	*	21.3%
Customer C	*	11.3%
Customer D	17.4%	13.3%
Customer E	*	12.9%
Customer F	16.3%	*
Customer G	16.9%	*

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Customer A	*	18.4%
Customer B	*	17.7%
Customer C	*	10.8%
Customer D	*	26.1%
Customer E	17.1%	*
Customer F	10.3%	13.0%
Customer G	41.1%	*

An asterisk indicates that trade receivable is less than ten percent.

Fair Value of Preferred Stock

The fair value of preferred stock is estimated by calculating the present value of its one-year redemption cost to the Company and then discounted for lack of marketability.

Embedded Conversion Features

The Company evaluates embedded conversion features within a convertible instrument under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features.

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

Income Taxes

Prior to the completion of the Transaction, the Company was a limited liability company and treated as a partnership for federal and certain state income tax purposes. As such, the results of operations were allocated to the members for inclusion in their income tax returns and therefore no provision or benefit for federal or certain state income taxes was included in our financial statements prior to the completion of the Transaction.

The Company, under ASC 740, uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted this new guidance as of April 1, 2019 which resulted in the presentation of the cash portion of the loss on extinguishment of debt amounting to $6.6 million as cash used in financing activities rather than operating activities in the condensed consolidated statement of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and subsequent amendments thereto. This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the guidance on January 1, 2019 which did not have a material impact on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted the guidance as of January 1, 2019 which did not have an impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We expect to adopt Topic 842 using the effective date of January 1, 2021 as the date of our initial application of the standard. We are currently evaluating the impact of our adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption. The Company will use the modified retrospective with applied transition method upon adoption of the standard. Under this adoption method, all leases that are in effect and in existence as of, and subsequent to transition date will be applied as of the transition date, with a cumulative impact to retained earnings in that period. Prior period financial statements would be stated under the old guidance ASC 840 with no change to prior periods or disclosures associated with prior period.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward-looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid insurance	$10,937	$6,011
Recoverable costs from insurance	-	3,540
Sales tax receivable	781	1,987
Other receivables	-	895
Income tax receivable	810	810
Other current assets	2,339	3,194
Total prepaid expenses and other current assets	$14,867	$16,437

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

In June 2018, we experienced a fire on one of our conventional hydraulic fracturing fleets operating in Pennsylvania, damaging a portion of hydraulic fracturing equipment. We received insurance proceeds during the nine months ended September 30, 2019 amounting to $2.4 million as final settlement to cover the cost of replacing damaged equipment and reimbursement of certain operating expenses incurred due to the fire. Of this amount, reimbursement of certain expenses incurred in the prior year amounting to $1.6 million was recorded as other income in the condensed consolidated statement of operations for the nine months ended September 30, 2019.

NOTE 5 – INTANGIBLE ASSETS

A summary of intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of September 30, 2019
Order backlog	3	$15,345	$15,345	$-
Trademarks	10	3,132	835	2,297
Patents	20	22,955	3,061	19,894
Covenants not to compete	2	1,524	1,524	-
Customer relationship	1	132	132	-
		$43,088	$20,897	$22,191
As of December 31, 2018
Order backlog	3	$15,345	$10,742	$4,603
Trademarks	10	3,132	600	2,532
Patents	20	22,955	2,200	20,755
Covenants not to compete	2	1,524	1,524	-
Customer relationship	1	132	132	-
		$43,088	$15,198	$27,890

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets for the three months ended September 30, 2019 and 2018 was $1.9 million and $2.1 million, respectively, and is included as part of depreciation and amortization in the consolidated statements of operations. Amortization expense related to amortizable intangible assets for the nine months ended September 30, 2019 and 2018 was $5.7 million and $6.3 million, respectively.

The estimated amortization expense for future periods is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
Remainder of 2019	$365
2020	1,461
2021	1,461
2022	1,461
2023	1,461
Thereafter	15,982
Total	$22,191

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2019	December 31, 2018
Fracturing equipment	1.5 to 25 years	$642,410	$449,685
Light duty vehicles	5 years	7,940	6,455
Furniture and fixtures	5 years	277	231
IT equipment	3 years	6,721	5,339
Auxiliary equipment	2 to 20 years	36,968	24,118
Leasehold improvements	Term of lease	725	335
		695,041	486,163
Less: Accumulated depreciation and amortization		(233,512)	(154,776)
Property and equipment, net		$461,529	$331,387

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $37.8 million and $24.7 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $112.2 million and $71.2 million, respectively.

Capital leases. In November 2018 and January 2019, we entered into two capital leases. The equipment under the capital lease in November 2018 was received at the end of December 2018 and placed into service in 2019. The total amount capitalized under these capital leases was $29.8 million, presented as part of fracturing equipment in property and equipment, and the related accumulated depreciation was $17.1 million and nil as of September 30, 2019 and December 31, 2018, respectively.

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

The future minimum lease payments related to the capital leases as of September 30, 2019 amounts to $15.2 million, of which $9.3 million and $5.9 million are due in the remainder of 2019 and in 2020, respectively. Included in these amounts is imputed interest totaling $0.6 million.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and benefits	$8,674	$7,087
Accrued taxes	7,472	8,119
Accrued interest	11,090	-
Other current liabilities	2,217	1,838
Accrued expenses and other current liabilities	$29,453	$17,044

NOTE 8 – NOTES PAYABLE

On September 15, 2019, the Company obtained insurance for its workers’ compensation, pollution, umbrella, general liability, and auto coverage needs. The Company made an initial down payment and entered into a premium finance agreement with a credit finance institution to pay the remainder of the premiums. The aggregate amount of the premiums financed was $9.1 million at an interest rate of 4.75%. Under the terms of the agreement, the Company agreed to pay 15 equal monthly payments of $0.6 million beginning October 15, 2019 through maturity on December 15, 2020. The payments include interest expense of $0.3 million. The note had an outstanding balance of $9.1 million as of September 30, 2019, of which $7.2 million was due within one year from the balance sheet date.

Notes payable outstanding as of December 31, 2018 totaling $4.6 million relating to premium finance agreements for the Company’s directors and officers liability, workers’ compensation, pollution, umbrella, general liability, and auto coverage needs were paid in full as of September 30, 2019.

NOTE 9 – DEBT

Long-term debt as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Senior Secured Term Loan	$250,000	$-
ABL Credit Facility	40,109	-
First Lien Credit Facility	-	$55,975
Second Lien Term Loan	-	40,000
Equipment financing	19,812	11,567
Capital leases	14,616	25,338
Total debt	324,537	132,880
Unamortized discount on debt and debt issuance costs	(9,955)	(3,963)
Current maturities	(26,172)	(29,501)
Net Long-term debt	$288,410	$99,416

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

Proceeds from the Senior Secured Term Loan were used to repay the outstanding balances of the First Lien Credit Facility, Second Lien Term Loan, and certain equipment financings, fund a cash account reserved solely for future expansion capital expenditures, and pay associated fees and expenses. The First Lien Credit Facility and Second Lien Term Loan were both terminated and accounted for as debt extinguishments which resulted in a $6.5 million loss on early repayment of debt, write off of $1.7 million of unamortized debt issue costs related to the First Lien Credit Facility and write off of $4.3 million of unamortized original issue discount and debt issuance costs related to the Second Lien Term Loan, all of which were presented as part of loss on extinguishment of debt in the condensed consolidated statement of operations.

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

As of September 30, 2019, the outstanding principal balance of the Senior Secured Term Loan was $250.0 million, of which $5.0 million was due within one year from the balance sheet date.

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

As of September 30, 2019, the borrowing base was $68.8 million and the outstanding revolver loan balance was $40.1 million, classified as long-term debt in the condensed consolidated balance sheets.

Equipment Financing

From 2016 through 2019, the Company entered into security agreements with financing institutions for the purchase of certain fracturing equipment. As of September 30, 2019 and December 31, 2018, these financing agreements with maturities through 2023 had a total balance of $19.8 million and $11.6 million, respectively, of which $7.9 million and $3.3 million, respectively, was due within one year.

The weighted average interest rate for these agreements was 6.4% and 6.3% per annum as of September 30, 2019 and December 31, 2018, respectively.

Payments of Debt Obligations due by Period

Presented in the following table is a schedule of the repayment requirements of long-term debt as of September 30, 2019 (in thousands):

Principal Amount
of Long-term Debt
Remainder of 2019	$12,762
2020	17,416
2021	10,594
2022	9,157
2023	5,749
Thereafter	268,859
Total	$324,537

NOTE 10 – MEZZANINE EQUITY

Series A Convertible Redeemable Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. On May 23, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Purchasers”) to issue and sell in a private placement 55,000 shares of newly created series of convertible redeemable preferred stock of the Company (“Series A preferred stock”), for an aggregate purchase price of $1,000 per share, for total gross proceeds of $55.0 million.

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

Holders of shares of Series A preferred stock are entitled to receive cumulative dividends, compounding and accruing quarterly in arrears, from the Closing Date until the second anniversary of the Closing Date, at an annual rate of 12.0%, and thereafter, 16% of the stated value of $1,000 per share, subject to increase in connection with the payment of dividends in kind. Dividends are payable, at the Company’s option, in cash from legally available funds or in kind by increasing the stated value of the outstanding Series A preferred stock by the amount per share of the dividend on February 24, May 24, August 24, and November 24 of each year. On August 24, 2019, the Company’s Board of Directors did not declare a dividend on the Series A preferred stock resulting in the dividends for this period being paid-in-kind in accordance with the Series A preferred stock’s Certificate of Designations.

The Series A preferred stock is redeemable by the Company at any time for cash equal to the stated value per share on the date of redemption, except for a redemption occurring prior to the nine-month anniversary of the Closing Date, in which case the redemption price shall be $1,092.73 per share. If the Company notifies the holders that it has elected to redeem the Series A preferred stock, the holder may instead elect to convert such shares into Class A common stock. If the Company funds the redemption with proceeds of an equity offering within one year of the Closing Date, then any converting shares will convert at a ratio that is based on the higher of the price to the public in the offering or the ordinary conversion price of $6.67. Otherwise, such converting shares will convert by reference to the ordinary conversion price. In any event, the Series A preferred stock converting in response to a redemption notice will net settle for a combination of cash and Class A common stock.

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

In connection with the Series A preferred stock offering, there were 55,000 shares of Series A preferred stock and 2,933,333 warrants outstanding as of September 30, 2019. The Series A preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the condensed consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

At the Closing Date and pursuant to the Purchase Agreement, as defined in “Note 10 – Mezzanine Equity”, the Company adopted and filed with the Secretary of State of the State of Delaware the Certificate of Designations as an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) to authorize and establish the rights, preferences and privileges of the preferred stock. The preferred stock are a new class of equity interests that rank senior to the Class A common stock and Class B common stock in the Company with respect to distributions. The preferred stock will have only specified voting rights, including with respect to the issuance or creation of senior securities, amendments to the Charter that negatively impact the rights of the preferred stock and the payment of dividends on, repurchase or redemption of Class A common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were 55,000 and no shares, respectively, of convertible redeemable preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were 54,588,775 and 49,254,760 shares of Class A common stock issued and outstanding, respectively. At September 30, 2019, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

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

In June 2019, 161,932 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock. As of September 30, 2019 and December 31, 2018, there were 13,775,400 and 13,937,332 shares, respectively, of Class B common stock issued and outstanding.

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

In March 2019, the Company entered into privately negotiated warrant exchange agreements with certain warrant holders to exchange 10,864,391 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. In April 2019, pursuant to a previously announced public warrant exchange offer on March 14, 2019, the Company exchanged an additional 11,640,974 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. As a result of the private and public warrant exchanges, our issued and outstanding Class A common stock increased by 2,925,712 shares. In May 2019, in connection with the Purchase Agreement, as defined in “Note 10 – Mezzanine Equity”, the Company issued 2,933,333 initial warrants to certain institutional investors and will issue the remaining 4,399,992 warrants to them in quarterly installments beginning nine months after the initial closing date.

As of September 30, 2019, there remained 9,994,635 public warrants and 15,500,000 private placement warrants outstanding, the total of both are exercisable for 12,747,318 shares of Class A common stock, and 2,933,333 initial warrants issued and outstanding pursuant to the Series A preferred stock Purchase Agreement as disclosed in “Note 10 – Mezzanine Equity”, which are exercisable for 2,933,333 shares of Class A common stock.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within shareholders’ equity as a separate component and represents approximately 20.2% ownership of USWS Holdings as of September 30, 2019.

Long-Term Incentive Plan

In connection with the Transaction, the Company’s Board of Directors adopted the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (the “LTIP”). An aggregate 8,160,500 shares of Class A common stock were initially available for issuance under the LTIP. Shares issued under the LTIP are further discussed in “Note 13 - Share-Based Compensation”. The aggregate amount of shares available for issuance as of September 30, 2019 was 4,315,967.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common shares outstanding for the period subsequent to the corporate reorganization that occurred in connection with the Transaction (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Net Income Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(16,969)	$(10,544)	$(60,720)	$(18,573)
Net loss attributable to cancellable Class A shares	527	343	1,924	603
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(16,442)	(10,201)	(58,796)	(17,970)
Dividends accrued on Series A preferred stock	(1,670)	-	(2,330)	-
Deemed and imputed dividends on Series A preferred stock	(4,406)	-	(5,966)	-
Basic net loss attributable to U.S. Well Services, Inc. common shareholders	$(22,518)	$(10,201)	$(67,092)	$(17,970)

Denominator:
Weighted average shares outstanding	51,859,283	49,549,676	50,791,787	49,549,676
Cancellable Class A shares	(1,609,677)	(1,609,677)	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	50,249,606	47,939,999	49,182,110	47,939,999
Basic and dilutive net income per share attributable to Class A shareholders	$(0.45)	$(0.21)	$(1.36)	$(0.37)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dilutive earnings per share:
Anti-dilutive stock options	1,068,162	-	1,068,162	-
Anti-dilutive warrants	15,680,651	-	15,680,651
Anti-dilutive restricted stock	2,729,496	-	2,729,496	-
Anti-dilutive Class B shares convertible into Class A common stock	13,775,400	-	13,775,400	-
Anti-dilutive Series A Preferred stock convertible into Class A common stock	8,595,172	-	8,595,172	-
Potentially dilutive securities excluded as anti-dilutive	41,848,881	-	41,848,881	-

NOTE 13 – SHARE-BASED COMPENSATION

Restricted Stock

The Company granted a total of 2,218,183 shares of restricted stock to certain employees of the Company pursuant to the Company’s LTIP during the first quarter of 2019. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee of the Company prior to the lapse of the restriction. During the third quarter of 2019, restricted stock forfeitures related to employee terminations totaled 18,687 shares. The total stock-based compensation cost associated with this award, net of forfeitures, amounts to $19.5 million and will be recognized over the four-year vesting period.

Rollforward of restricted stock awards as of September 30, 2019 is as follows:

		Weighted- average
	Unvested	grant-date fair value
Units at beginning of period	530,000	$8.72
Granted	2,218,183	8.91
Vested	-	-
Forfeited	(18,687)	8.91
Units at end of period	2,729,496	$8.87

Unrestricted stock

The Company also granted 46,875 shares of unrestricted Class A common stock under the LTIP during the first quarter of 2019 to certain board members in exchange for their services as a director of the Company, in accordance with the existing compensation plan of the Board of Directors. These shares are fully vested and the weighted-average grant-date fair value per share is $8.91. Stock-based compensation cost amounting to $0.4 million associated with this award will be recognized over the one-year requisite service period.

The fair value of the restricted and unrestricted stock granted under the LTIP during the first quarter of 2019 was determined using the closing price of the Company’s Class A common stock on the grant date.

Stock Options

The Company granted a total of 1,068,162 stock options under the LTIP to certain employees of the Company during the first quarter of 2019. The fair value of stock options on the date of grant was $3.95 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with seven-year terms and vest over four years in equal installments each year on the anniversary of the grant date. The expected term of the options granted was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company lacks historical exercise data to estimate the expected term of these options. The expected stock price volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These options are time-based and are not based upon attainment of performance goals. Stock based compensation costs totaling $4.2 million associated with this award will be recognized over the four-year vesting period.

The following table sets forth the assumptions used in the Black-Scholes valuation model:

Expected option term	4.75 years
Expected price volatility	49.0%
Expected dividend yield	0.0%
Risk-free Rate	2.63%
Grant date fair value per share	$3.95
Grant date exercise price per share	$8.91

For the three months ended September 30, 2019, stock-based compensation expense of $2.3 million related to restricted and unrestricted stock grants and stock option grants was recorded, of which $0.8 million is presented as part of cost of services, and $1.5 million presented as part of selling, general, and administrative expenses in the condensed consolidated statement of operations.

For the nine months ended September 30, 2019, stock-based compensation expense of $5.6 million related to restricted and unrestricted stock grants and stock option grants was recorded, of which $1.8 million is presented as part of cost of services, and $3.8 million presented as part of selling, general, and administrative expenses in the condensed consolidated statement of operations.

As of September 30, 2019, total unrecognized compensation cost related to stock-based compensation grants under the LTIP was $22.8 million. We expect to recognize these costs over a weighted average period of 3.7 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

In 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matches 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. For the three months ended September 30, 2019 and 2018, matching contributions were $1.1 million and $0.9 million, respectively. For the nine months ended September 30, 2019 and 2018, matching contributions were $3.8 million and $2.5 million, respectively. The matching contributions were included in cost of services and selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The Company’s effective tax rate on continuing operations for the nine months ended September 30, 2019 was (0.62)%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, flow-through income not subject to tax, and a valuation allowance.

We follow guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of September 30, 2019 or December 31, 2018. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

After consideration of all of the information available, management determined that a valuation allowance was appropriate, as it is  more likely than not that the Company will not utilize its net deferred tax assets.

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

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of September 30, 2019, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the condensed consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of September 30, 2019 (in thousands):

		Minimum
	Contracted	Commitments
Remainder of 2019	$20,038	$5,162
2020	38,992	6,998
2021	25,524	2,448
Total	$84,554	$14,608

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event we procured no additional proppant under the contracts subsequent to September 30, 2019.

During the first quarter of 2019, we became involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of September 30, 2019, we have excluded $47.1 million and $48.0 million of contracted and minimum commitments, respectively, related to this contract. The litigation involving the contract in dispute is in the discovery stage, as such no prediction can be made as to the outcome of the case at this time nor can we reasonably estimate the potential losses or range of losses resulting from this litigation, if any.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense for the three months ended September 30, 2019 and 2018 was $0.7 million and $0.6 million, respectively, of which $0.6 million and $0.5 million, respectively, are recorded as part of cost of services and $0.1 million, $0.1 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

Rent expense for the nine months ended September 30, 2019 and 2018 was $2.0 million and $1.6 million, respectively, of which $1.6 million and $1.4 million, respectively, are recorded as part of cost of services and $0.4 million, $0.2 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases as of September 30, 2019 (in thousands):

	Gross Amount	Income from Sublease	Net
Remainder of 2019	$435	$(43)	$392
2020	1,323	(173)	1,150
2021	651	(178)	473
2022	476	(182)	294
2023	288	(31)	257
Thereafter	325	-	325
Total minimum future rentals, net	$3,498	$(607)	$2,891

On April 30, 2019, we entered into an agreement to sublease our old corporate office space. The term of the lease is for a period of 46 months commencing on May 1, 2019, with total rent throughout the term totaling $0.6 million. The monthly base rent is subject to an escalation clause that is nominal in amount. The Company records rent income on a straight line basis, presented as other income on the condensed consolidated statements of operations.

On October 9, 2019, we entered into an agreement to extend the lease of one our office facilities. The term of the amended lease is for a period of 36 months commencing on November 1, 2019, with total rent throughout the term totaling $1.3 million.

Self-insurance

Beginning June 2014, the Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.4 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2019, the Company purchased $3.4 million and $8.2 million, respectively, in chemicals used for our hydraulic fracturing operations from Rockwater Energy Solutions (“Rockwater”), a subsidiary of Select Energy Services (“Select Energy”). Rockwater is considered a related party since Select Energy and the Company share two board members and a common investor, Crestview Partners (“Crestview”). As of September 30, 2019 and December 31, 2018, the Company had $3.3 million and $0.3 million, respectively, in accounts payable owed to Rockwater.

Crestview purchased 20,000 shares of Series A preferred stock for a total payment of $20.0 million. Along with the Series A preferred stock, Crestview received 1,066,666 initial warrants and the right to receive up to 1,600,002 additional warrants according to the Purchase Agreement as described in “Note 10 – Mezzanine Equity”.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of US Well Services, Inc. together with its subsidiaries (collectively "USWS," "Company," "us," "we," or "our") for the three and nine months ended September 30, 2019 should be read in conjunction with our previous annual report on Form 10-K, and the consolidated financial statements and notes thereto included in our annual reports. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

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

Overview

We provide high-pressure, hydraulic fracturing services in oil and natural gas basins. Both our conventional and Clean Fleets hydraulic fracturing fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements in the industry. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all of our fleets operate on a 24-hour basis and have the ability to withstand the high utilization rates that result in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America.

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

The following table presents our cost of services for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Cost of Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Materials	$18,136	$44,768	$63,726	$150,995
Transportation	9,881	23,264	37,219	71,137
Labor	29,384	27,158	97,081	75,703
Maintenance	16,356	17,189	50,244	53,852
Other	17,035	25,073	59,571	75,556
Cost of services	$90,792	$137,452	$307,841	$427,243

Results of Operations

Three months ended September 30, 2019, compared to three months ended September 30, 2018

(in thousands, except percentages)
	Three Months Ended September 30,
	2019	% (1)	2018	% (1)
Revenues	$130,884	100.0%	$166,173	100.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	90,792	69.4%	137,452	82.7%
Depreciation and amortization	39,723	30.3%	26,765	16.1%
Selling, general and administrative expenses	8,216	6.3%	5,248	3.2%
Loss (gain) on disposal of assets	4,976	3.8%	(126)	(0.1)%
Income (loss) from operations	(12,823)	(9.8)%	(3,166)	(1.9)%
Interest expense, net	(8,449)	(6.5)%	(7,387)	(4.4)%
Loss on extinguishment of debt	-	-	-	-
Other income	62	0.0%	9	0.0%
Income tax expense	(39)	(0.0)%	-	-
Net loss	$(21,249)	(16.2)%	$(10,544)	(6.3)%
(1)	As a percentage of revenues.

Revenues. Revenues decreased by $35.3 million, or 21.2%, to $130.9 million for the three months ended September 30, 2019 from $166.2 million in the prior corresponding period. The decrease was primarily attributable to more customers self-sourcing lower-margin consumables such as sand, chemicals, and sand transportation, which was partially offset by an increase in higher-margin service and equipment revenue due to improved operational efficiency. The Company expects the industry trend of E&P companies self-sourcing consumables to continue resulting in decreased lower-margin revenues for the Company as compared to years when the Company provided these consumables to its customers.

Cost of services, excluding depreciation and amortization. Cost of services, excluding depreciation and amortization, decreased by $46.7 million, or 34.0%, to $90.8 million for the three months ended September 30, 2019 from $137.5 million in the prior corresponding period. The decrease was primarily attributable to revenue mix as discussed above. Cost of services, excluding depreciation and amortization, as a percentage of revenues decreased from 82.7% to 69.4% over this period.

Depreciation and amortization. Depreciation and amortization increased by $12.9 million, or 48.1%, to $39.7 million for the three months ended September 30, 2019 from $26.8 million in the prior corresponding period. The increase was primarily due to depreciation related to the four hydraulic fracturing fleets added after the third quarter of 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.0 million, or 57.7%, to $8.2 million for the three months ended September 30, 2019 from $5.2 million in the prior corresponding period. Of this amount, $1.4 million was mainly due to head count and salary increases associated with the Company becoming a publicly traded company, and $1.1 million was due to share based compensation expense associated with awards granted in March 2019. In addition, for the three months ended September 30, 2018, we recorded bad debts recovery amounting to $0.2 million related to a specific customer.

Loss (gain) on disposal of assets. Loss (gain) on disposal of assets increased by $5.1 million, to $5.0 million for the three months ended September 30, 2019 from a gain of $0.1 million in the prior corresponding period. Majority of this increase was due to a gain on disposal recorded in the prior corresponding period amounting to $4.1 million resulting from the excess of insurance proceeds over net book value of equipment lost in a fire on one our hydraulic fracturing fleets.

Interest expense, net. Interest expense increased by $1.1 million, or 14.9%, to $8.5 million for the three months ended September 30, 2019 from $7.4 million in the prior corresponding period. This increase was primarily attributable to an increase in our average debt balance resulting from the new senior secured term loan, which is described further under “Debt Agreements.”

Nine months ended September 30, 2019, compared to nine months ended September 30, 2018

(in thousands, except percentages)
	Nine Months Ended September 30,
	2019	% (1)	2018	% (1)
Revenues	$422,075	100.0%	$530,411	100.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	307,841	72.9%	427,243	80.5%
Depreciation and amortization	117,888	27.9%	77,547	14.6%
Selling, general and administrative expenses	24,474	5.8%	14,863	2.8%
Loss on disposal of assets	15,884	3.8%	7,990	1.5%
Income (loss) from operations	(44,012)	(10.4)%	2,768	0.5%
Interest expense, net	(21,384)	(5.1)%	(21,672)	(4.1)%
Loss on extinguishment of debt	(12,558)	(3.0)%	-	-
Other income	1,774	0.4%	331	0.1%
Income tax expense	(469)	(0.1)%	-	-
Net loss	$(76,649)	(18.2)%	$(18,573)	(3.5)%
(1)	As a percentage of revenues.

Revenues. Revenues decreased by $108.3 million, or 20.4%, to $422.1 million for the nine months ended September 30, 2019 from $530.4 million in the prior corresponding period. The decrease was primarily attributable to more customers self-sourcing lower-margin consumables such as sand, chemicals, and sand transportation, which was partially offset by an increase in higher-margin service and equipment revenue due to an increase in our active fleet count. The Company expects the industry trend of E&P companies self-sourcing consumables to continue resulting in decreased lower-margin revenues for the Company as compared to years when the Company provided these consumables to its customers.

Cost of services, excluding depreciation and amortization. Cost of services, excluding depreciation and amortization, decreased by $119.4 million, or 27.9%, to $307.8 million for the nine months ended September 30, 2019 from $427.2 million in the prior corresponding period. The decrease was primarily attributable to revenue mix as discussed above. Cost of services, excluding depreciation and amortization, as a percentage of revenues decreased from 80.5% to 72.9% over this period.

Depreciation and amortization. Depreciation and amortization increased by $40.3 million, or 51.9%, to $117.9 million for the nine months ended September 30, 2019 from $77.6 million in the prior corresponding period. The increase was primarily due to depreciation related to the four hydraulic fracturing fleets added after the third quarter of 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $9.6 million, or 64.4%, to $24.5 million for the nine months ended September 30, 2019 from $14.9 million in the prior corresponding period. Of this amount, $2.6 million was mainly due to head count and salary increases associated with the Company becoming a publicly traded company, and $2.4 million was due to share based compensation expense associated with awards granted in March 2019. In addition, $3.6 million was mainly due to higher professional and legal fees associated with the Company becoming a publicly traded company, and $0.6 million was mainly due to higher travel and lodging to support our growth and increased activity.

Loss on disposal of assets. Loss on disposal of assets increased by $7.9 million, to $15.9 million for the nine months ended September 30, 2019 from $8.0 million in the prior corresponding period. Majority of this increase was due to a gain on disposal recorded in the prior corresponding period amounting to $4.1 million resulting from the excess of insurance proceeds over net book value of equipment lost in a fire on one our hydraulic fracturing fleets. For the remainder of the increase, the amount of loss on disposal of assets fluctuate period over period due to differences in operating conditions of our hydraulic fracturing equipment such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and amount of gain or loss recognized.

Interest Expense, net. Interest expense decreased by $0.3 million, or 1.4%, to $21.4 million for the nine months ended September 30, 2019 from $21.7 million in the prior corresponding period. This decrease was primarily attributable to decrease in average debt balance in the first quarter of 2019 compared to the prior corresponding period resulting from paying off our previous term loan in connection with the Transaction, which was partially offset by an increase in our average debt balance in the second and third quarter of 2019 compared to the prior corresponding periods resulting from the new senior secured term loan obtained in May 2019.

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

Cash Flows
(in thousands)
	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$42,330	$84,114
Investing activities	(193,408)	(50,546)
Financing activities	153,838	(18,689)

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, loss on extinguishment of debt, gains and losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $42.3 million for the nine months ended September 30, 2019, a decrease of $41.8 million from the prior corresponding period. This decrease was primarily attributable to an increase in working capital requirements driven by new fleet deployments during the first half of 2019 and diversification of our customer base with the addition of several new customers. We anticipate net cash provided by operating activities to increase moving forward from cash generated from operations and acceleration of our cash collections.

Net Cash used in Investing Activities. Net cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $193.4 million for the nine months ended September 30, 2019, primarily due to purchases of property and equipment amounting to $194.1 million, $59.4 million of which related to maintaining and supporting our existing hydraulic fracturing equipment, $115.1 million of which related to growth and $19.6 million of which related to fleet enhancements. The investment spend for the nine months ended September 30, 2019 relates to the addition of three hydraulic fracturing fleets that we placed into service in January, April, and June of 2019, and deposit payments for an expansion fleet which we plan on deploying by early 2020, maintaining and supporting the hydraulic fracturing equipment, and fleet enhancements to our existing hydraulic fracturing equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily relates to proceeds from our preferred stock offering, revolving credit facility, long-term debt, and notes payable, offset by repayments of amounts under equipment financing arrangements, notes payable, revolver, long-term debt, and principal payments under the finance lease obligations. Net cash provided by financing activities was $153.8 million for the nine months ended September 30, 2019. During this period, we received proceeds of $54.5 million from our preferred stock offering, which was net of issue costs, $49.1 million from our revolving credit facility, $9.1 million from issuance of notes payable, and $285.0 million from long-term debt. We also repaid $4.5 million of debt under notes payable, $66.9 million of debt under equipment financing arrangements, $12.4 million of principal under finance lease obligations, $6.6 million of fees related to debt extinguishment, and $13.5 million of deferred financing costs. We also repaid $65.0 million and $75.0 million of debt under our first lien credit facility and second lien term loan, respectively, and terminated both facilities.

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

Debt Agreements

Senior Secured Term Loan

We have a $250.0 million Senior Secured Term Loan that matures in May 2024. The Company is required to make quarterly principal payments of $1.25 million commencing on January 15, 2020, with final payment due at maturity on May 7, 2024.  The Senior Secured Term Loan will bear interest at a variable rate per annum equal to the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%.

The Senior Secured Term Loan requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and quarterly a percentage of excess cash flow, if any, equal to 25% to 100% (depending on total debt outstanding) commencing in September 2019. Certain mandatory prepayments (excluding excess cash flows sweep) and optional prepayments are subject to a yield maintenance fee for the first two years and prepayment premium of 2% in year three and 1% in year four.  Upon the final payment and termination of the Senior Secured Term Loan, the Borrower is subject to an exit fee equal to 2.00% of the principal amount of loans then outstanding and the aggregate principal amount of loans repaid during the 120 days that occurred prior to such final payment.

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

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of September 30, 2019 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Senior Secured Term Loan	$5,000	$10,000	$235,000	$-	$250,000
ABL Credit Facility	-	-	40,109	-	40,109
Equipment financing	7,886	10,251	1,675	-	19,812
Capital lease obligations (1)	13,286	1,330	-	-	14,616
Estimated interest payments (2)	31,301	58,442	44,322	-	134,065
Operating lease obligations (3)	1,310	926	524	131	2,891
Purchase commitments (4)	11,548	3,060	-	-	14,608
Total	$70,331	$84,009	$321,630	$131	$476,101

(1)	Capital lease obligations consist of our obligations on capital leases of fracturing equipment.
(2)	Estimated interest payments are based on outstanding debt balances as of September 30, 2019.
(3)	Operating lease obligations are related to our facilities and office space and are net of sublease income.

(4)

Purchase commitments primarily relate to supply agreements with vendors for sand purchases. The purchase commitments disclosed represent the aggregate amounts that the Company would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to September 30, 2019.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and purchase commitments disclosed in the “Contractual Obligations” section herein. For further description of such operating leases and unconditional commitments please see “Note 16 – Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.

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

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of September 30, 2019.

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

None.

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2019.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer