Form 10-K
period 2019-12-31
U.S. WELL SERVICES, INC.
filed 2020-03-05
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [✓] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [✓] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [✓]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [✓]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[✓]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[✓]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [✓]No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 28, 2019 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the Nasdaq Capital Market was $92,974,894.

As of March 2, 2020, the registrant had 62,857,624 shares of Class A Common Stock and 5,500,692 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Forward-looking statements are often identified by the words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These are based on our current expectation, belief and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

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

PART I

Item 1. Business.

Overview

We are a growth-oriented and technology-focused oilfield service company focused exclusively on hydraulic fracturing for oil and natural gas exploration and production (“E&P”) companies in the United States. We are one of the first companies to develop and commercially deploy electric-powered hydraulic fracturing technology, which we believe is an industry-changing technology. Currently, we provide our services in the Appalachian Basin, the Eagle Ford, and the Permian Basin. We have demonstrated the capability to expeditiously deploy our fleets to new oil and gas basins when requested by customers. Our customers include Apache, Diamondback, Equinor, Marathon, Range Resources, Shell, and other leading E&P companies.

Company Formation

On February 21, 2012, U.S. Well Services, LLC (“USWS LLC”) was formed as a Delaware limited liability company. We are a Houston, Texas-based oilfield service provider that grew organically from one diesel powered hydraulic fracturing fleet (“Conventional Fleets”) in April 2012 to 13 available fleets representing 684,545 hydraulic horsepower (“HHP”); five of which utilize our patented electric-powered hydraulic fracturing technology (the “Clean Fleets”).

As part of a corporate restructuring (the “Restructuring”) in February 2017, all of the outstanding equity interest of USWS LLC (“Predecessor”) was acquired by a newly-formed entity, USWS Holdings, LLC (“Successor” or “USWS Holdings”), a Delaware limited liability company that was formed for the purposes of effecting the Restructuring and that had no operations of its own. The Restructuring was accounted for as a business combination under the acquisition method of accounting. USWS Holdings was acquired by U.S. Well Services, Inc. (f/k/a Matlin & Partners Acquisition Corporation) on November 9, 2018, as discussed further under Business Combination herein.

Business Combination

On March 10, 2016, Matlin & Partners Acquisition Corporation was incorporated in Delaware as a special purpose acquisition company (SPAC) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On March 15, 2017, Matlin & Partners Acquisition Corporation consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On November 9, 2018 (the “Closing Date”), Matlin & Partners Acquisition Corporation acquired USWS Holdings (the “Transaction”) pursuant to a Merger and Contribution Agreement, dated as of July 13, 2018 (as amended, the “Merger and Contribution Agreement”). The Transaction was accounted for as a reverse recapitalization. Under this method of accounting, USWS Holdings is treated as the acquirer and Matlin & Partners Acquisition Corporation is treated as the acquired party.

In connection with the closing of the Transaction, Matlin & Partners Acquisition Corporation changed its name to U.S. Well Services, Inc. (“USWS Inc.”) and its trading symbols on Nasdaq from “MPAC,” and “MPACW,” to “USWS” and “USWSW”. Unless the context otherwise requires, “we,” “us,” “our,” “Company” and the “Registrant” refer, for periods prior to the completion of the Transaction, to USWS Holdings and its subsidiaries and, for periods upon or after the completion of the Transaction, to USWS Inc. and its subsidiaries, including USWS Holdings and its subsidiaries.

Pursuant to the Merger and Contribution Agreement, on the Closing Date, USWS Inc. issued Class A common stock to certain members of USWS Holdings in exchange for their interests in USWS Holdings and Class B common stock to certain members of USWS Holdings who retained their interests in USWS Holdings.

Following the completion of the Transaction, the Company was organized as an “Up-C” structure, meaning that substantially all of the Company’s assets and operations are held and conducted by USWS LLC. The Company’s only assets are equity interests representing 92% ownership of USWS Holdings as of December 31, 2019. The Transaction did not include a tax receivable agreement.

Organizational Structure

The following diagram illustrates the ownership structure of the Company as of December 31, 2019:

Each share of Class B common stock has no economic rights in USWS Inc., but entitles its holder to one vote on all matters to be voted on by shareholders generally. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law. We do not intend to list the Class B common stock on any exchange.

Under the Amended and Restated Limited Liability Company Agreement of USWS Holdings, each share of Class B common stock of USWS Inc., together with one unit of USWS Holdings and subject to certain limitations, is exchangeable (the "Exchange Right") for one share of Class A common stock of USWS Inc. or, at the Company's election, the cash equivalent to the market value of one share of Class A common stock of USWS Inc. The exchange is subject to conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions.  In addition, upon a change in control of USWS Inc., USWS Inc. has the right to require each holder of USWS Holdings units (other than USWS Inc.) to exercise its Exchange Right with respect to some or all of such holder's USWS Holdings units.  An exchange of Class B common stock of USWS Inc., together with the corresponding one unit of USWS Holdings, will result in both being cancelled.

Operations

Our operations are organized into a single business segment, which consists of hydraulic fracturing services, and we have one reportable geographical business segment, the United States.

Services

We provide hydraulic fracturing services to E&P companies. Hydraulic fracturing services are performed to enhance the production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. Our customers benefit from our expertise in fracturing of horizontal and vertical oil and natural gas-producing wells in shale and other unconventional geological formations.

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

Our fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. We have two designs for our hydraulic fracturing units: (1) our Conventional Fleets, which are powered by diesel fuel and utilize traditional internal combustion engines, transmissions, and radiators and (2) our Clean Fleets, which replace the traditional engines, transmissions, and radiators with electric motors powered by electricity generated by natural gas-fueled turbine generators. Both designs utilize high-pressure hydraulic fracturing pumps mounted on trailers. We refer to the group of pump trailers and other equipment necessary to perform a typical fracturing job as a “fleet,” and the personnel assigned to each fleet as a “crew.”

Clean Fleet® Technology

Our Clean Fleets combine natural gas turbine generators with electric motors and existing industry equipment to provide fracturing services with numerous advantages over conventional fleets. Our Clean Fleet® technology is a proven technology that has been in commercial operations since July 2014, making us a leading provider of electric-powered hydraulic fracturing services. Our Clean Fleet® technology is supported by a robust intellectual property portfolio. We have been granted, or have received notice of allowance, for 30 patents and have an additional 104 patents pending.

We believe Clean Fleet® technology provides the Company with a distinct competitive advantage over our competitors because of the following characteristics:

•

Environmental benefits. Clean Fleet® technology can substantially reduce emissions of air pollutants as compared to conventional fleets, reducing the environmental impact of hydraulic fracturing operations.

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

•

Reduced repair and maintenance cost. Clean Fleet® technology eliminates the use of diesel engines and transmissions, which require on-going maintenance in the form of routine oil and filter changes, component replacements and eventual rebuilds. In addition to having a materially longer rebuild cycle, the cost to rebuild an electric motor is significantly less than the cost to rebuild a conventional engine, transmission and radiator.

•

Longer equipment useful life. Natural gas-powered generators are proven, long-lived assets that have operated in harsh environments for decades. In conjunction with the turbine generators, Clean Fleet® technology uses electric motors that have fewer mechanical parts relative to the conventional diesel-powered engines and transmissions. Similar to the generators, these electric motors have been in-use in other heavy-duty industrial applications for decades with a demonstrated useful life of at least 15 years.

•

Reduced noise pollution. Clean Fleet® technology offers a dramatic reduction in sound pressure and low frequency noise as compared to conventional fracturing fleets, which benefits the surrounding communities and improves worksite conditions for our employees and customers.

•

Enhanced safety features. Clean Fleet® technology reduces heat and noise emissions, making the wellsite safer for our employees and all personnel at the wellsite. Additionally, by eliminating diesel truck deliveries, Clean Fleet® technology decreases the danger from refueling operations, reduces traffic in the communities in which we operate and limits wellsite crowding.

Competitive Strengths

We believe that the following strengths will position us to provide high-quality service to our customers and create value for our stockholders:

•

Proprietary Clean Fleet® technology. We are a market leader in electric fracturing technology, with five all-electric hydraulic fracturing fleets. Our Clean Fleets provide substantial cost savings by replacing diesel fuel with natural gas and offer considerable operational, safety and environmental advantages. Clean Fleet® technology offers superior operational efficiency resulting from reduced non-productive time due to repairs, maintenance and failures associated with diesel-powered engines and transmissions. Additionally, Clean Fleet® technology can substantially reduce emissions of air pollutants and noise from the wellsite. We believe that adoption of this technology in the near term will materially increase and allow us to continue to significantly expand our market share over the next several years.

•

Strong customer relationships supported by contracts and dedications. We have cultivated strong relationships with a diverse group of customers as a result of the quality of our service, safety performance and ability to work with customers to establish mutually beneficial service agreements. Our contracts and dedications provide customers with certainty of service pricing, allowing them to efficiently budget and plan the development of their wells. Additionally, our contracts and dedications allow us to maintain higher utilization of our fleet and generate revenue and cash flow through industry cycles. We believe our relationships and the structure of our contracts and dedications position us to continue to build long-term partnerships with customers and support stable financial performance.

•

Modern, high-quality equipment and rigorous maintenance program. Our hydraulic fracturing fleets consist of modern, well-maintained equipment. We invest in high-quality equipment from leading original equipment manufacturers. Moreover, we take proactive measures to maintain the quality of our equipment, using specialized equipment to monitor frac pump integrity and our proprietary FRAC MD® data analytics platform to support preventative maintenance efforts. We believe the quality of our equipment is critical to our ability to provide high quality service to our customers.

•

Strong, employee-centered culture. Our employees are critical to our success and are a key source of our competitive advantage. We continuously invest in training and development for our employees, and as a result, we are able to provide consistent, high-quality service and safe working conditions for both employees and customers. During the last industry downturn, we maintained higher levels of utilization and were able to operate without making significant reductions in force. The continuity of our workforce has ensured a consistent culture and the high quality of service for which we are known.

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

Customer Concentration

Our customers include a broad range of leading E&P companies. For the year ended December 31, 2019, Apache Corporation, Hawkwood Energy, and Sable Permian Resources each comprised greater than 10% of our consolidated revenues.

Suppliers

We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We currently rely on a limited number of suppliers from which we procure major equipment components used to maintain, build or upgrade our custom Clean Fleet® hydraulic fracturing equipment.  In addition, some of these components have few suppliers and long lead times to acquire. Historically, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or equipment by one of our suppliers, we may not always be able to do so. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Competition

The markets in which we operate are very competitive. We provide services in various geographic regions across the United States, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company and Schlumberger Limited as well as other companies including BJ Services Company, Calfrac Well Services Ltd., FTS International Inc., Liberty Oilfield Services Inc., NexTier Oilfield Solutions Inc., Patterson-UTI Energy Inc., ProPetro Services Inc., and RPC Inc. In addition, our industry is highly fragmented and we compete regionally with a significant number of smaller service providers.

We believe that the principal competitive factors in the markets we serve are technical expertise, equipment capacity, workforce competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment.

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

Seasonality

Our results of operations have historically reflected seasonal tendencies, generally in the fourth quarter, relating to holiday seasons, inclement weather, and the conclusion of our customers’ annual drilling and completion capital expenditure budgets, during which we may experience declines in our operating results.

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

Waste Handling. We handle, transport, store and dispose of wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state laws and regulations, which impose requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with our own, more stringent requirements. Although certain petroleum production wastes are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of nonhazardous waste provisions.

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Moreover, the Environmental Protection Agency (“EPA”) or state or local governments may adopt more stringent requirements for the handling of nonhazardous wastes or re-categorize some nonhazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as hazardous wastes. Several environmental organizations have also petitioned the EPA to modify existing regulations to re-categorize certain oil and natural gas exploration, development and production wastes as hazardous. Any such changes in these laws and regulations could have a material adverse effect on our capital expenditures and operating expenses. Although we do not believe the current costs of managing our wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and analogous state laws generally impose liability without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment or, under some state CERCLA-analogous laws, the release of solid waste. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, those persons that disposed or arranged for the disposal of the substance at the facility, and transporters who selected the disposal site. Liability for the costs of removing or remediating previously disposed wastes or contamination, damages to natural resources, and the costs of conducting certain health studies, amongst other things, is strict and joint and several. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA and comparable state laws. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such substances have been released.

NORM. In the course of our operations, some of our equipment may be exposed to naturally occurring radioactive materials (“NORM”) associated with oil and gas deposits and accordingly may result in the generation of wastes and other materials containing NORM. NORM exhibiting levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements.

Water Discharges. The Clean Water Act, Safe Drinking Water Act, Oil Pollution Act and analogous state laws and regulations impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “Corps”), or the applicable state. The Clean Water Act has been interpreted by these agencies to apply broadly. The EPA and the Corps released a rule to revise the definition of “waters of the United States,” or WOTUS, for all Clean Water Act programs, which went into effect in August 2015. Litigation and political maneuverings surrounding the revised WOTUS definition have been ongoing since that time. More recently, on October 22, 2019, the EPA and the Corps issued a final rule to repeal the 2015 Clean Water Rule and re-codify the regulatory text that existed prior to 2015 (the “Step One Rule”). The Step One Rule became effective on December 23, 2019. On January 23, 2020, the EPA and the Corps announced the final Navigable Waters Protection Rule, which would revise and narrow the WOTUS definition. The Navigable Waters Protection Rule will become effective 60 days after its publication in the Federal Register, at which time it will replace the Step One Rule. We expect litigation regarding the WOTUS definition to continue, creating uncertainty as to what constitutes a protected “water of the United States.” In addition, spill prevention, control and countermeasure plan requirements require appropriate containment berms and similar structures to help prevent the contamination of regulated waters.

Air Emissions. The Clean Air Act (“CAA”) and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other emissions control requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants from specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. These and other laws and regulations may increase the costs of compliance for some facilities where we operate. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects.

Climate Change. The EPA has determined that greenhouse gasses (“GHGs”) present an endangerment to public health and the environment because such gases contribute to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted and implemented, and continues to adopt and implement, regulations that restrict emissions of GHGs under existing provisions of the CAA. The EPA also requires the annual reporting of GHG emissions from certain large sources of GHG emissions in the United States, including certain oil and gas production facilities. The U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap and trade programs and through the establishment of emissions reduction targets. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Paris Agreement entered into force in November 2016. On June 1, 2017, the United States President announced that the U.S. planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. The United States formally began the process of withdrawing from the Paris Agreement on November 4, 2019 by submitting a notification to the United Nations. Per the U.S. Department of State, the withdrawal will take effect one year from delivery of this notification, on or about November 4, 2020.

Moreover, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.

Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (“ESA”) and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and various state analogs. The U.S. Fish and Wildlife Service may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, which could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.

Regulation of Hydraulic Fracturing and Related Activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. However, in June 2017, the EPA proposed a two year stay of the fugitive emissions monitoring requirements, pneumatic pump standards, and closed vent system certification requirements in the 2016 New Source Performance Standards rule for the oil and gas industry while it reconsiders these aspects of the rule. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so. On September 24, 2019, the EPA proposed additional amendments to the 2016 New Source Performance Standards that would rescind certain methane control requirements and may remove the transmission and storage segment from the oil and natural gas source category. To date, none of these proposed amendments to the 2016 New Source Performance Standards has been finalized. The U.S. Department of Interior’s Bureau of Land Management (“BLM”) finalized similar rules in November 2016 that limit methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. The BLM adopted final rules in January 2017. Operators generally had one year from the January 2017 effective date to come into compliance with the rule’s requirements. In December 2017, the BLM temporarily suspended or delayed certain of these requirements set forth in its Venting and Flaring Rule until January 2019, and in September 2018, the BLM published a final rule which scaled back the waste-prevention requirements of the 2016 rule.  Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain.  Moreover, in March 2015, the BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water. However, the BLM rescinded this rule in December 2017. In January 2018, California and a coalition of environmental groups filed suit in the Northern District of California to challenge the BLM’s rescission of the 2015 rule. This litigation is ongoing and future implementation of the rule is uncertain at this time.

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

OSHA Matters. The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and the public.

Employees

As of December 31, 2019, we had 871 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are excellent. From time to time, we will utilize the services of independent contractors to perform various field and/or other services.

Intellectual Property

We have been granted or have received notice of allowance for 30 patents, which begin to expire in late 2033, and have an additional 104 patents pending. Our patents protect our Clean Fleet® technology from being duplicated by competitors. These patents help provide unique competitive advantages in operating areas where noise and emissions are key concerns. We also use proprietary FRAC MD® technology to support our preventative maintenance program and prolong equipment useful life. This technology utilizes specialized equipment to capture and analyze vibrations in order to identify component stress so maintenance can be performed prior to catastrophic failures.

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

Item 1A. Risk Factors.

The following risk factors apply to our business and operations and the industry in which we operate. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, financial condition or prospects. The following discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report.

Risks Related to Our Business and Industry

Our business depends on the level of capital spending and exploration and production activity by the onshore oil and natural gas industry in the United States, and the level of such activity is affected by industry conditions that are beyond our control.

Our business is directly affected by the willingness of our customers to make expenditures to explore for, develop and produce oil and natural gas from onshore resources in the United States. The willingness of our customers to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•	geopolitical developments and political instability in oil and natural gas producing countries;
•	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	the price and availability of alternative fuels and energy sources;
•	weather conditions, natural disasters and other catastrophic events such as an epidemic or pandemic disease outbreak;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing; and
•	U.S. federal, state and local and non-U.S. governmental regulations and taxes.

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

Historical prices for crude oil and natural gas have been extremely volatile and are expected to continue to be volatile. The market prices for crude oil and natural gas depend on factors beyond our control, including worldwide and domestic supplies of crude oil and natural gas and actions taken by foreign oil and gas producing nations. Crude oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a sustained decline from the highs in the latter half of 2014 to the lows in 2016. Although commodity prices improved in late 2016 through the first part of 2018, prices significantly decreased during the third and fourth quarter of 2018 and throughout 2019, and continue to remain volatile.

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

As of December 31, 2019, we had $40.1 million of borrowings outstanding, with available capacity of $11.0 million, under our ABL credit facility, and $250.0 million of borrowings outstanding under our senior secured term loan. We are required to make quarterly principal payments of 2.0% per annum of the initial principal balance of our senior secured term loan, commencing on January 15, 2020, with final payment due at maturity on May 7, 2024. Our ABL credit facility is scheduled to mature on February 6, 2024. Upon maturity of our ABL credit facility and senior secured term loan, we will be required to repay, extend or refinance our indebtedness. We may not be able to extend, replace or refinance either one or both of our existing debt financing agreements on terms reasonably acceptable to us, or at all. Our obligations under both our ABL credit facility and senior secured term loan are secured by substantially all of our assets. In addition, we have entered into several security agreements with financial institutions for the purchase of certain fracturing equipment. As of December 31, 2019, the aggregate outstanding balance under our equipment financing arrangements was $16.1 million, of which $5.6 million is due within one year. Our equipment financing arrangements are secured by certain of our fracturing equipment. If we are unable to meet our debt service obligations, our lenders under our ABL credit facility, senior secured term loan, or equipment financing arrangements can seek to foreclose on our assets. For more information about our debt financing agreements and equipment financing arrangements, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our debt financing agreements subject us to financial and other restrictive covenants. These restrictions may limit our operational or financial flexibility and could subject us to potential defaults under our credit facilities.

Our debt financing agreements subject us to restrictive covenants, including, among other things, limitations (each of which is subject to certain exceptions) on our ability to incur debt, grant liens, enter into transactions resulting in fundamental changes (such as mergers or sales of all or substantially all of our assets) and asset sales or other types of dispositions, restrict subsidiary dividends or other subsidiary distributions, enter into transactions with affiliates and swap counterparties, make investments and restricted payments, permit subsidiaries to provide guarantees to other material debt, and enter into leases and sale and lease back arrangements.

Additionally, our ABL credit facility is subject to a springing fixed charge coverage covenant. For a description of the covenants under our ABL credit facility, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” If we are unable to remain in compliance with the covenants of our ABL credit facility, then amounts outstanding thereunder may be accelerated and become due immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and any such acceleration could have a material adverse effect on our financial condition and results of operations.

Moreover, subject to the limits contained in our debt financing agreements, we may incur substantial additional debt from time to time. Any borrowings we may incur in the future would have several important consequences for our future operations, including that:

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

Financial regulators are working to transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts. On July 27, 2017, the Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. While our ABL credit facility and senior secured term loan are scheduled to mature in February 2024 and May 2024, respectively, potential changes, or uncertainty related to such potential changes in interest rate benchmarks may adversely affect our ability to refinance our indebtedness. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, financial condition and results of operations.

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

Our long-term contracts are subject to certain risks, including counterparty payment risks, inability to renew or replace at favorable economic terms, and changing market conditions that result in higher costs without offsetting revenue escalations.

We generally have long-term written contractual arrangements with our customers on the majority of our equipment. The counterparties to our contractual arrangements are subject to various market risks that impact their businesses and, as a result, they may be unable to make payments to us pursuant to the payment terms set forth in such contractual arrangements. Additionally, as contracts with our customers come up for replacement or renewal, changing market conditions may prevent us from replacing or renewing the contracts on comparable terms. Our ability to achieve favorable terms under these expiring contracts could be affected by many factors, including prolonged reduced commodity prices, decrease in demand for our services or increased competition in the markets we serve. If we are unable to replace or renew the expiring agreements on comparable terms, it could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our shareholders.

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

We believe the principal competitive factors in the market areas we serve are price, equipment quality, supply chains, balance sheet strength and financial condition, product and service quality, safety record, availability of crews and equipment and technical proficiency. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services or expand into service areas where we operate. Competitive pressures or other factors may also result in significant price competition, particularly during industry downturns. During such downturns, we experience reductions in the prices we can charge for our services based on reduced demand and resulting overcapacity, including an intensified competitive environment as a result of an industry downturn and oversupply of oilfield services. Any inability to compete effectively with our competitors or overcapacity in the markets which we serve could adversely affect our business and results of operations.

We are dependent on a few customers in a single industry. The loss of one or more significant customers could adversely affect our financial condition, prospects and results of operations.

Our customers are engaged in the oil and natural gas E&P business in the United States. Historically, we have been dependent upon a few customers for a significant portion of our revenue. For the year ended December 31, 2019, Apache Corporation, Hawkwood Energy, and Sable Permian Resources, each accounted for greater than 10% of total consolidated revenues. For the year ended December 31, 2018, Antero Resources, Southwestern Energy, Hawkwood Energy, Wildhorse Resources, and CNX Resources, each accounted for greater than 10% of total consolidated revenues. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Additionally, the oil and natural gas industry is characterized by frequent consolidation activity and, recently by frequent financial distress and bankruptcy filings. Changes in ownership of our customers or bankruptcy filings by our customers may result in the loss of, or reduction in, business from those customers. If we were to lose any material customer, or if a major customer fails to pay or delays in paying for our services, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business, financial condition, prospects and results of operations.

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

Our operations are subject to stringent federal, state, and local laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, endangered species, GHGs, nonattainment areas, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level or changes in the way these requirements are interpreted or enforced could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition. For more information about regulations and laws regarding issues of health, safety and protection of the environment in our industry, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

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

Many regulatory and legislative bodies routinely evaluate the adequacy and effectiveness of laws and regulations affecting the oil and gas industry. The oil and gas industry is one of the sectors designated for increased enforcement by the EPA, which will continue to regulate our industry in the years to come. Laws and regulations protecting the environment, especially those related to GHGs and climate change, generally have become more stringent over time, and we expect them to continue to do so. This could lead to material increases in our costs and liability exposure for future environmental compliance and remediation and may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. Additionally, if we expand the size or scope of our operations, we could be subject to regulations that are more stringent than the requirements under which we are currently allowed to operate or require additional authorizations to continue operations. Compliance with this additional regulatory burden could increase our operating or other costs.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. From time to time, the Congress has considered legislation to reduce emissions of GHGs but no such legislation has yet been adopted by Congress. Some states have individually or in regional cooperation, imposed restrictions on GHG emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content. In the future, the United

States may also choose to adhere to international agreements targeting GHGs reductions. The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas our customers produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. For more information about climate change legislation, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

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

We have been granted or have received notice of allowance for 30 patents, and have an additional 104 patents pending. If we are not able to maintain the confidentiality of our trade secrets or fail to adequately protect our intellectual property rights we have now or acquire in the future, our competitive advantage would be diminished. Additionally, competitors may be able to replicate our technology or services protected by our intellectual property rights. We cannot assure you that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.

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

We are subject to various transportation regulations, including as a motor carrier by the U.S. Department of Transportation and by various federal and state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain routes or times on specific roadways. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

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

Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from exploration and production activities. For more information about water-related regulations, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.” Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and cause delays, interruptions or termination of our customers’ operations, the extent of which cannot be predicted. In addition, the legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from recent seismic events near underground disposal wells that are used for the disposal by injection of produced water resulting from oil, natural gas and natural gas liquids activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events.

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

Our ability to expand our operations relies in part on our ability to market our Clean Fleet® technology, and advancements in well service technologies, including those involving hydraulic fracturing, could have a material adverse effect on our business, financial condition and results of operations.

The hydraulic fracturing industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies, some of which may be subject to patent or other intellectual property protections. For example, we use our patented Clean Fleet® technology as a competitive advantage in the markets we serve. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition and results of operations.

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

We have no direct operations or significant assets other than the ownership of a majority (92%) interest in USWS Holdings. We depend on USWS Holdings and its subsidiaries, including U.S. Well Services, LLC, for distributions, loans and other payments to generate the funds necessary to meet our financial obligations. Subject to certain restrictions, USWS Holdings generally will be required to (i) make pro rata distributions to its members, including us, in an amount at least sufficient to enable us to pay our taxes and (ii) reimburse us for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing indebtedness of USWS Holdings and its subsidiaries, as well as the financial condition and operating requirements of USWS Holdings and its subsidiaries may limit our ability to obtain cash from USWS Holdings. The earnings from, or other available assets of, USWS Holdings and its subsidiaries, may not be sufficient to enable us to satisfy our financial obligations. USWS Holdings is classified as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of USWS Units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by USWS Holdings. Under the terms of the Amended and Restated Limited Liability Company Agreement of USWS Holdings, dated November 9, 2018 (the “A&R USWS Holdings LLC Agreement”), among MPAC and certain owners of common units in USWS Holdings, USWS Holdings is obligated to make tax distributions to holders of the USWS Units, including us, except to the extent such distributions would render USWS Holdings insolvent or are otherwise prohibited by law or the terms of any future financing agreement of USWS Holdings or its subsidiaries. In addition to our tax obligations, we also incur expenses related to our operations and our interests in USWS Holdings, including costs and expenses of being a publicly-traded company, all of which could be significant. To the extent that we require funds and USWS Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

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

In addition, if we fail to meet Nasdaq’s listing requirements with respect to our Class A common stock, in addition to reduced liquidity, we and our stockholders could face significant material adverse consequences including:

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

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions, related regulations of the SEC and the requirements of Nasdaq, including the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations require us to incur significant additional legal, accounting and other expenses that we would not incur if we were not a public company.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act and the rules subsequently implemented by the SEC and the national securities exchanges, establish certain requirements for the corporate governance practices of public companies. For example, as a result of becoming a public company, we have additional board committees and are required to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and  management oversight are required.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years or until such earlier time that we have more than $1.07 billion in annual revenues, have more than $700 million in market value of our common shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we may incur additional compliance costs, which may impact earnings and result in further diversion of management time and attention from revenue-generating activities.

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

Our Second Amended and Restated Certificate of Incorporation (as amended, the “Second Amended and Restated Charter”) authorizes us to issue 400,000,000 shares of Class A common stock, of which 62,857,624 shares were outstanding as of March 2, 2020, and 10,000,000 shares of preferred stock, of which 55,000 shares of Series A convertible redeemable preferred stock (“Series A preferred stock”) were outstanding as of March 2, 2020. The holders of the Series A preferred stock will have the right to convert all or any portion of their shares of Series A preferred stock into shares of Class A common stock beginning in May 2020. In addition, as of March 2, 2020, warrants to purchase up to 15,680,651 shares of our Class A common stock were outstanding and immediately exercisable.

A large percentage of our shares of common stock are held by a relatively small number of investors. We entered into registration rights agreements (the “Registration Rights Agreements”) with certain of those investors in connection with the Transaction and in connection with their subsequent purchase of Series A preferred stock and warrants pursuant to which we have filed registration statements with the SEC to facilitate potential future sales of such shares by them.

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

We cannot predict the effect that future sales of our Class A common stock will have on the price at which our Class A common stock trades or the size of future issuances of our Class A common stock or the effect, if any, that future issuances will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock, or the perception that such sales could occur, may adversely affect the trading price of our Class A common stock and could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

Certain of our principal stockholders have significant influence over us.

A large percentage of our shares of Class A common stock are held by a relatively small number of investors whose interests may conflict with that of our other common stockholders. Consequently, these holders (each of whom we refer to as a “principal stockholder”) may have significant influence over all matters that require approval by our stockholders, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This concentration of ownership and the rights of our principal stockholders will limit the ability of our other common stockholders to influence corporate matters and, as a result, actions may be taken that they may not view as beneficial.

Furthermore, conflicts of interest could arise in the future between us, on the one hand, and our principal stockholders and their respective affiliates, including portfolio companies, on the other hand, concerning among other things, potential competitive business activities or business opportunities. Several of our principal stockholders are private equity firms or investment funds in the business of making investments in entities in a variety of industries. As a result, our principal stockholders’ existing and future portfolio companies may compete with us for investment or business opportunities. Our Second and Amended and Restated Charter provides that our directors and officers, including any of the foregoing who were designated by our principal stockholders, do not have any obligation to offer to us any corporate opportunity of which he or she may become aware prior to offering such opportunities to other entities with which they may be affiliated, subject to certain limited exceptions.

We may amend the terms of our Public Warrants and Private Placement Warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of these warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, without approval by all of the warrant holders.

We issued 32,500,000 warrants to purchase shares of our Class A common stock (the “Public Warrants”) as part of our IPO and 15,500,000 warrants to purchase shares of our Class A common stock in a private placement that closed simultaneously with the closing of our IPO (the “Private Placement Warrants”). Our Public Warrants and Private Placement Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

As of December 31, 2019, we had 9,994,635 Public Warrants and 15,500,000 Private Placement Warrants outstanding that were issued concurrently with our IPO. Each warrant is exercisable to purchase one-half of one share of Class A common stock for $5.75 per half share, or $11.50 per whole share, commencing on December 9, 2018. In addition, 2,933,333 warrants were issued to certain institutional investors in connection with the issuance of our Series A preferred stock in May 2019, which are exercisable to purchase one share of our Class A common stock for $7.66 per share. Additionally, subject to there being shares of Series A preferred stock outstanding, we will issue an aggregate of 488,888 additional warrants in quarterly installments beginning nine months after the closing date of our issuance of Series A preferred stock in May 2019. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.

The Private Placement Warrants are identical to the Public Warrants, except that, so long as they are held by M&P LLC or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) could not, subject to certain limited exceptions, be transferred, assigned or sold by M&P LLC until December 9, 2018 and (iii) they may be exercised by M&P LLC or its permitted transferees for cash or on a cashless basis.

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

The Second Amended and Restated Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or employees of ours arising pursuant to any provision of the Delaware General Corporation Law, the Second Amended and Restated Charter or our bylaws or (iv) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine, in each case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or (c) the Court of Chancery does not have subject matter jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. The Court of Chancery of the State of Delaware has recently held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships that were established by or under Delaware’s corporate law. As such, these exclusive forum provisions are also not meant to apply to actions arising under the Securities Act. In any case, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 1360 Post Oak Boulevard, Suite 1800, Houston, Texas 77056. We lease our general office space at our corporate headquarters. We have additional corporate space at 770 South Post Oak Lane, Houston, Texas 77056. This lease expires in 2023 with the option to exit the lease in 2021. We lease various other facilities, which are located across multiple basins strategically to maximize efficiency of operations and exposure to customers.

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

Additionally, the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2019 there were 5,500,692 shares of Class B common stock issued and outstanding. The shares of Class B common stock are non-economic; however, holders are entitled to one vote per share. Each share of Class B common stock, together with one unit of USWS Holdings, is exchangeable for one share of Class A common stock or, at the Company’s election, the cash equivalent to the market value of one share of Class A common stock. There is no market for our Class B common stock.

Holders of our Common Stock

As of March 2, 2020, there were 107 stockholders of record of our Class A common stock and 8 stockholders of record of our Class B common stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Equity Compensation Plan Information

The following table summarizes our issuance of stock option awards under our 2018 Stock Incentive Plan as of December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,068,162	$8.91 per share	4,321,826

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

(in thousands, except per share amounts)			Year Ended December 31, 2017
	Successor	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017	Year Ended December 31, 2016
Statement of Operations Data:
Revenue	$514,757	$648,847	$466,487	$32,867	$294,755
Costs and expenses:
Cost of services (excluding depreciation and amortization)	383,957	533,031	394,125	28,053	262,311
Depreciation and amortization	154,149	108,440	92,430	4,920	66,084
Selling, general and administrative expenses	31,856	34,497	17,601	1,281	9,837
Impairment loss on intangible assets	-	-	20,247	-	-
Loss on disposal of assets	20,065	10,848	11,958	201	6,560
Loss from operations	(75,270)	(37,969)	(69,874)	(1,588)	(50,037)
Interest expense, net	(30,099)	(32,636)	(22,961)	(4,067)	(45,376)
Loss on extinguishment of debt	(12,558)	(190)	-	-	-
Other income (expense)	1,768	333	(787)	1	9
Loss before income taxes	(116,159)	(70,462)	(93,622)	(5,654)	(95,404)
Income tax expense (benefit)	(77)	352	-	-	-
Net loss	$(116,082)	$(70,814)	$(93,622)	$(5,654)	$(95,404)
Loss per share	$(2.11)	$(1.33)	$(1.89)	$(0.11)	$(1.93)
Balance Sheet Data:
Cash and cash equivalents	$33,794	$29,529	$5,923	(b)	$5,192
Property and equipment, net	441,610	331,387	251,288	(b)	197,512
Total assets	612,782	480,230	407,596	(b)	246,895
Total debt including capital leases	315,248	133,477	264,594	(b)	300,633
Total liabilities	426,114	239,881	363,333	(b)	369,847
Total mezzanine equity	38,928	-	-	(b)	159,431
Total members' equity	147,740	240,349	44,263	(b)	(282,383)
Cash Flow Statement Data:
Net cash provided (used) by operating activities	$74,844	$83,469	$47,287	$(2,777)	$22,719
Net cash used in investing activities	(208,294)	(139,573)	(71,565)	-	(18,792)
Net cash provided by financing activities	144,818	79,714	26,316	1,473	1,765
Other Financial Data
Adjusted EBITDA (a)	$117,996	$117,445	$67,729	$4,628	$24,692
Capital expenditures	209,101	147,606	(71,584)	-	19,045

(a)	Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measures” below.
(b)	Balance sheet data only provided as of each calendar year end.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures and should not be considered as a substitute for net income (loss), operating income (loss) or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Our management believes EBITDA and Adjusted EBITDA are useful because they allow external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are important supplemental measures of our performance that are frequently used by others in evaluating companies in our industry. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA and Adjusted EBITDA we present may not be comparable to similarly titled measures of other companies. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the following: loss on disposal of assets; share-based compensation; impairments, and other items that management believes to be nonrecurring in nature.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from net loss, our most directly comparable financial measure calculated and presented in accordance with GAAP:

			Year Ended
			December 31, 2017
(in thousands)	Successor	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017	Year Ended December 31, 2016
Net loss	$(116,082)	$(70,814)	$(93,622)	$(5,654)	$(95,404)
Interest expense, net	30,099	32,636	22,961	4,067	45,376
Income tax expense (benefit)	(77)	352	-	-	-
Depreciation and amortization	154,149	108,440	92,430	4,920	66,084
EBITDA	68,089	70,614	21,769	3,333	16,056
Loss on disposal of assets (a)	20,065	10,848	11,958	201	6,560
Share based compensation (b)	7,755	20,633	4,546	-	-
Impairment loss (c)	-	-	20,247	-	-
Certain non-productive time (d)	-	1,200	-	-	-
Fleet start-up and relocation costs (e)	9,085	5,056	4,190	-	-
Restructuring and transaction related costs (f)	1,738	4,391	5,019	1,094	2,076
Fleet 6 fire (g)	(1,294)	1,294	-	-	-
Loss on extinguishment of debt (h)	12,558	190	-	-	-
Terminated vendor contract (i)	-	3,219	-	-	-
Adjusted EBITDA	$117,996	$117,445	$67,729	$4,628	$24,692

(a)	Represents net losses on the disposal of property and equipment.
(b)	Represents non-cash share-based compensation.
(c)	Represents a non-cash impairment loss with respect to intangible assets.
(d)

Represents revenue shortfall associated with non-productive time due to sand mine issues with a customer. The delays were caused by excessive wait times at the customer’s chosen sand mine as sand mine operations were starting up and have since been addressed. Additionally, the Company has come to an agreement with the customer to better define how non-productive time caused by sand mine delays are to be split between the two parties. As such, the Company does not anticipate, nor has experienced, additional material revenue shortfalls related to delays at the customer’s sand mine moving forward.

(e)	Represents non-recurring costs related to the start-up and relocation of hydraulic fracturing fleets.
(f)	Represents non-recurring third-party professional fees and other costs including costs related to the capital restructuring and the potential sale of U.S. Well Services, LLC.
(g)	Represents non-recurring costs related to a fleet fire (2018) and subsequent reimbursement via insurance proceeds (2019).
(h)	Represents non-recurring costs related to debt extinguishment.
(i)	Represents non-recurring accrued costs related to disputed charges under a vendor contract that was subsequently terminated.

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

Overview

We provide high-pressure, hydraulic fracturing services in oil and natural gas basins. Both our conventional and Clean Fleet® hydraulic fracturing fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements in the industry. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all of our fleets operate on a 24-hour basis and have the ability to withstand the high utilization rates that result in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America.

How the Company Generates Revenue

We generate revenue by providing hydraulic fracturing services to our customers. We own and operate a fleet of hydraulic fracturing units to perform these services. We have written contractual arrangements with our customers. Under these contracts, we charge our customers base monthly rates, adjusted for activity and provision of materials such as proppant and chemicals or we charge a per stage amount based on the nature of the stage including well pressure, pumping time, sand and chemical volumes and transportation.

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

The following table presents our cost of services for the years ended December 31, 2019, 2018 and 2017:

Cost of Services
			Year Ended
(in thousands)			December 31, 2017
	Successor	Successor	Successor	Predecessor
			February 2, 2017	January 1, 2017
	Year Ended	Year Ended	(inception) to	to
	December 31, 2019	December 31, 2018	December 31, 2017	February 1, 2017
Materials	$71,530	$175,610	$144,492	$10,113
Transportation	45,681	86,611	62,060	5,231
Labor	124,204	107,014	76,436	5,083
Maintenance	65,201	64,467	45,235	2,469
Other (1)	77,341	99,329	65,902	5,157
Cost of services	$383,957	$533,031	$394,125	$28,053

(1) Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

How We Evaluate Our Operations

We use a variety of financial and operating metrics to evaluate and analyze the performance of our business, including EBITDA and Adjusted EBITDA. We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as earnings before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the following: loss on disposal of assets; share-based compensation; impairments; and other items that management believes to be nonrecurring in nature. For a reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, see section entitled “Item 6. Selected Financial Data – Non – GAAP Financial Measures.”

Results of Operations

Year 2019 Compared to Year 2018
(in thousands, except percentages)

	Year Ended December 31,
	2019	% (1)	2018	% (1)	Variance	% Variance
Revenues	$514,757	100.0%	$648,847	100.0%	$(134,090)	(20.7)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	383,957	74.6%	533,031	82.2%	(149,074)	(28.0)%
Depreciation and amortization	154,149	29.9%	108,440	16.7%	45,709	42.2%
Selling, general and administrative expenses	31,856	6.2%	34,497	5.3%	(2,641)	(7.7)%
Loss on disposal of assets	20,065	3.9%	10,848	1.7%	9,217	85.0%
Loss from operations	(75,270)	(14.6)%	(37,969)	(5.9)%	(37,301)	* (2)
Interest expense, net	(30,099)	(5.8)%	(32,636)	(5.0)%	2,537	(7.8)%
Loss on extinguishment of debt	(12,558)	(2.4)%	(190)	(0.0)%	(12,368)	* (2)
Other income	1,768	0.3%	333	0.1%	1,435	430.9%
Income tax expense (benefit)	(77)	(0.0)%	352	0.1%	(429)	* (2)
Net loss	$(116,082)	(22.6)%	$(70,814)	(10.9)%	$(45,268)	* (2)

(1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2) Not meaningful.

Revenues. The decrease in revenues was primarily attributable to more customers self-sourcing lower-margin consumables such as sand, chemicals, and sand transportation, which was partially offset by an increase in higher-margin service and equipment revenue due to increased activity levels. We expect the industry trend of E&P companies self-sourcing consumables to continue resulting in decreased lower-margin revenues for us as compared to years in which we provided these consumables to our customers.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization both in dollars and as a percentage of revenues, was primarily attributable to the change in revenue mix discussed above.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to depreciation related to four hydraulic fracturing fleets that were added after the third quarter of 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased due to a decrease in share-based compensation expense of $9.4 million in 2019, resulting from a share-based bonus granted to our CEO and immediate vesting of Class G Units in connection with the completion of the Transaction in 2018. This decrease was partially offset by higher costs due to us becoming an SEC reporting company, with $4.3 million of higher professional fees and public reporting expenses, $2.2 million of headcount and salary increases and an increase in travel related costs, as well as costs related to the addition of a new office lease to support our growth and increased activity.

Loss on disposal of assets. The increase in loss on disposal of assets was partly due to a gain on disposal recorded in the prior corresponding period amounting to $4.1 million resulting from the excess of insurance proceeds over net book value of equipment lost in a fire on one of our hydraulic fracturing fleets. For the remainder of the increase, the amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized.

Interest expense, net. The decrease in interest expense, net was primarily attributable to the write-off of deferred financing costs in the fourth quarter of 2018 associated with the termination of certain of our debt agreements in connection with the Transaction, and the resulting lower average debt balance in the first quarter of 2019 compared to the prior corresponding period. This decrease was partially offset by an increase in our average debt balance beginning in the second quarter of 2019 compared to the previous corresponding periods due to the new senior term loan obtained in May 2019.

Other income. The increase in other income was primarily due to an insurance reimbursement received in 2019 of certain expenses incurred in 2018 in relation to a fire on one of our hydraulic fracturing fleets.

Information related to the comparison of our operating results between the years 2018 and 2017 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K filed with the SEC.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows generated from operating activities, issuance of Series A preferred stock, borrowings under our ABL credit facility and senior secured term loan and availability under our ABL credit facility.

We believe that our current cash position, cash generated from operations, and borrowing capacity from our ABL facility (see “Debt Agreements - ABL Credit Facility” below for more information) will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months.

Cash Flows
(in thousands)
	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$74,844	$83,469
Investing activities	(208,294)	(139,573)
Financing activities	144,818	79,714

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, gains and losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities decreased $8.7 million in 2019 compared to 2018 due primarily to an increase in working capital requirements driven by new fleet deployments over the course of 2019 and diversification of our customer base with the addition of several new customers with longer payment terms than the customers they replaced.

Net Cash Used in Investing Activities. Net cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $208.3 million in 2019, primarily due to purchases of property and equipment amounting to $209.1 million, $65.5 million of which related to maintaining and supporting our existing hydraulic fracturing equipment, $119.3 million of which related to investment spending on additional fleets and $24.3 million of which related to fleet enhancements. The investment spend in 2019 relates to the addition of three hydraulic fracturing fleets that we placed into service in the first half of 2019, deposit payments for an expansion fleet which we deployed in January 2020, maintaining and supporting our hydraulic fracturing equipment, and fleet enhancements to our existing hydraulic fracturing equipment. We expect similar spending on maintenance going forward and significantly less spending on growth initiatives unless supported by new customer contracts.

Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily relates to proceeds from our Series A preferred stock offering, revolving credit facility, long-term debt, and notes payable, offset by repayments of amounts under equipment financing arrangements, notes payable, revolver, long-term debt, and principal payments under our finance lease obligations. Net cash provided by financing activities was $144.8 million in 2019. During this period, we received proceeds of $54.5 million from our Series A preferred stock offering, which was net of issue costs, $50.0 million from our revolving credit facility, $9.9 million from issuance of notes payable, and $285.0 million from long-term debt. We also repaid $6.4 million of debt under notes payable, $0.8 million of debt under the new revolving credit facility, $70.6 million of debt under equipment financing arrangements, $16.7 million of principal under finance lease obligations, $6.6 million of fees related to debt extinguishment, and $13.5 million of deferred financing costs. We also repaid $65.0 million and $75.0 million of debt under our first lien credit facility and second lien term loan, respectively, and terminated both facilities. Our financing activities largely went to funding our growth capital expenditures, specifically the building of four new electric fleets.

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

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We intend to fund the majority of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations, borrowing capacity under our ABL Credit Facility (defined below) and other financing sources such as proceeds from the equity capital markets, sales of equity to current shareholders or equipment financing agreements.

Debt Agreements

Senior Secured Term Loan

We have a $250.0 million Senior Secured Term Loan that matures in May 2024. We are required to make quarterly principal payments of $1.25 million commencing on January 15, 2020, with final payment due at maturity on May 7, 2024.  The Senior Secured Term Loan bears interest at a variable rate per annum equal to the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%.

The Senior Secured Term Loan requires mandatory prepayments upon certain dispositions of property or certain issuances of other indebtedness, as defined, and quarterly a percentage of excess cash flow, if any, equal to 25% to 100% (depending on total debt outstanding) commencing in September 2019. Certain mandatory prepayments (excluding excess cash flows sweep) and optional prepayments are subject to a yield maintenance fee for the first two years and prepayment premium of 2% in year three and 1% in year four.  Upon the final payment and termination of the Senior Secured Term Loan, we are subject to an exit fee equal to 2.00% of the principal amount of loans then outstanding and the aggregate principal amount of loans repaid during the 120 days that occurred prior to such final payment.

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

ABL Credit Facility

We have a $75.0 million ABL Credit Agreement (the “ABL Credit Facility”) which matures on February 6, 2024. The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing our eligible accounts receivables. Borrowings under the ABL Credit Facility bear interest at LIBOR, plus an applicable LIBOR rate margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0% as defined in the ABL Credit Facility. The unused portion of the ABL Credit Facility is subject to an unused commitment fee of 0.250% to 0.375%.

All borrowings under the ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base (described above). Borrowings under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by each of our subsidiaries, other than future unrestricted subsidiaries.

The ABL Credit Facility is subject to a springing financial covenant that requires us to maintain a certain consolidated fixed charge coverage ratio of at least 1.00 to 1.00 if our availability under the ABL Credit Facility falls below certain levels.

Series A Convertible Redeemable Preferred Stock

On May 23, 2019, we entered into a Purchase Agreement with certain institutional investors (collectively, the “Purchasers”) to issue and sell in a private placement 55,000 shares of a newly designated series of convertible redeemable preferred stock of the Company (“Series A preferred stock”), for an aggregate purchase price of $1,000 per share, for total gross proceeds of $55.0 million. Included in the offering was 2,933,333 warrants exercisable for shares of Class A common stock, and an additional 4,399,992 warrants to be issued to the Purchasers subject to certain conditions as described in the Purchase Agreement. At the initial closing on May 24, 2019 (“Closing Date”), the Purchasers purchased all of the Series A preferred stock.

For more information related to the Series A preferred stock, see “Note 10 – Mezzanine Equity” in the Notes to the Consolidated Financial Statements.

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of December 31, 2019 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Senior Secured Term Loan	$6,250	$15,000	$228,750	$-	$250,000
ABL Credit Facility	-	-	40,090	-	40,090
Equipment financing	5,564	10,501	-	-	16,065
Notes payable	8,068	-	-	-	8,068
Capital lease obligations (1)	10,474	-	-	-	10,474
Estimated interest payments (2)	45,913	83,143	11,076	-	140,132
Operating lease obligations (3)	1,743	2,185	325	-	4,253
Purchase commitments (4)	9,467	-	-	-	9,467
Sand purchase agreements (5)	16,108	960	-	-	17,068
Total	$103,587	$111,789	$280,241	$-	$495,617

(1)	Capital lease obligations consist of our obligations on capital leases of fracturing equipment.
(2)	Estimated interest payments are based on outstanding debt balances as of December 31, 2019.
(3)	Operating lease obligations are related to our facilities and office space(s).
(4)	Purchase commitments relate to purchase agreements with a vendor to purchase certain components for use by our fleets.

(5)

Sand purchase agreements relate to supply agreements with vendors for sand purchases. The purchase commitments disclosed represent the aggregate amounts that the Company would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to December 31, 2019.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include the operating leases and unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table above.

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

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” on January 1, 2019 using the modified retrospective approach. As a result of adoption of ASC 606, we recorded a $0.1 million increase in retained earnings due to the timing of expense recognition related to certain sales commissions considered to be costs of acquiring customer contracts.

Under the new standard, revenue recognition is based on the customer’s ability to benefit from the services rendered in an amount that reflects the consideration expected to be received in exchange for those services. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in our financial statements.

Our revenues consist of providing hydraulic fracturing services for either a pre-determined term or number of stages/wells to E&P companies operating in the onshore oil and natural gas basins of the United States. In the performance of these services, and at the request of our customers, we may also provide consumables such as chemicals and sand. Revenues are earned as services are rendered, which is generally on a per stage or monthly rate basis. Customers are invoiced according to contract terms either upon the completion of a stage, the completion of a well or monthly with payment due typically 30 days from invoice date.

Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. Our performance obligations are satisfied over time, typically measured in the number of stages completed or the number of pumping days a fleet is available to pump for a customer in a month. A field ticket is created for each stage completed that records all services performed, including any chemicals and proppant we provided and consumed in completing the stage. The field ticket is signed by a customer representative and evidences the amounts to which we have a right to invoice and thus to recognize as revenue. All revenue is recognized when a contract with a customer exists, collectability of amounts subject to invoice is probable, the performance obligations under the contract have been satisfied over time, and the amount to which the Company has the right to invoice has been determined. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the consolidated statements of operations since their related performance obligations are typically satisfied within a month or less. Our contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved.

We have elected to use the “as invoiced” practical expedient to recognize revenue based upon the amount we have a right to invoice upon the completion of each performance obligation per the terms of the contract. The practical expedient permits an entity to recognize revenue in the amount to which it has a right to invoice the customer if that amount corresponds directly with the value to the customer of the entity’s performance completed to date. We believe that this is an accurate reflection of the value transferred to the customer as each incremental obligation is performed.

We have elected to expense sales commissions paid upon the successful signing of a new customer contract as incurred if the related contract will be fully satisfied within one year. For contracts that will not be fully satisfied within one year, these incremental costs of obtaining a contract with a customer will be recognized as a contract asset and amortized on a straight-line basis over the life of the contract.

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

Property and Equipment

We calculate depreciation based on the estimated useful lives of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, the cyclical nature of our business, which results in fluctuations in the use of our equipment and the environments in which we operate, could cause us to change our estimates, thus affecting the future calculation of depreciation.

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

Definite-lived Intangible Assets

At December 31, 2019, our net book value of definite-lived intangible assets was $21.8 million and the related amortization reflected in our consolidated statement of operations was $6.1 million for the year ended December 31, 2019. These intangible assets are primarily related to patents and trademarks acquired in a business acquisition. We calculate amortization for these assets based on their estimated useful lives. When these assets are recorded, we make estimates with respect to their useful lives that we believe are reasonable. However, these estimates contain judgments regarding the future utility of these assets and a change in our assessment of the useful lives of these assets could materially change the future calculation of amortization.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and amortizable identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When impairment is indicated, we determine the amount by which the assets carrying value exceeds its fair value. We consider a number of factors such as estimated future cash flows, appraisals and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value. If actual results or performance are not consistent with our estimates and assumptions, we may be subject to additional impairment charges, which could be material to our results of operations. For example, if our results of operations significantly decline as a result of an extended decline in the price of oil, there could be a material increase in the impairment of long-lived assets in future periods.

Fair Value of the Series A Preferred Stock and Warrants Issued

The fair values of the Series A preferred stock and associated warrants issued in May 2019 were calculated using a discounted cash flow model and Black-Scholes option-pricing model, respectively, which involve significant judgments and estimates.

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

Recent Accounting Pronouncements

See Note 3 – Accounting Standards to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding recently issued accounting standards.

Related Party Transactions

See Note 17 – Related Party Transactions to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding related party transactions.

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

We are subject to interest rate risk on our Senior Secured Term Loan and ABL Credit Facility. These agreements are subject to an annual interest rate that is indexed to the London Interbank Offered Rate (“LIBOR”). Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Agreements.” The impact of a 1% increase in interest rates on our outstanding debt would have resulted in an increase in interest expense of approximately $2.9 million for the year ended December 31, 2019.

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” for the contractual commitments and obligations table as of December 31, 2019.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

U.S. Well Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Well Services, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018 (Successor), for the period February 2, 2017 to December 31, 2017 (Successor), and for the period January 1, 2017 to February 1, 2017 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 (Successor), for the period February 2, 2017 to December 31, 2017 (Successor), and for the period January 1, 2017 to February 1, 2017 (Predecessor), in conformity with U.S. generally accepted accounting principles.

New Basis for Presentation

As discussed in note 1 to the consolidated financial statements, on February 2, 2017, the Company completed a transaction to restructure its capital structure and applied acquisition method accounting in conformity with Accounting Standards Codification Topic 805, Business Combinations. Accordingly, the accompanying consolidated financial statements for the Successor periods includes assets acquired and liabilities assumed that were recorded at fair value having carrying amounts not comparable with prior periods, as discussed in note 2 to the consolidated financial statements.

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

Houston, Texas

March 5, 2020

U.S. WELL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,794	$29,529
Restricted cash	7,610	507
Accounts receivable (net of allowance for doubtful accounts of $22 and $189 in 2019 and 2018, respectively)	79,542	58,026
Inventory, net	9,052	9,413
Prepaids and other current assets	13,332	16,437
Total current assets	143,330	113,912
Property and equipment, net	441,610	331,387
Intangible assets, net	21,826	27,890
Goodwill	4,971	4,971
Deferred financing costs, net	1,045	2,070
TOTAL ASSETS	$612,782	$480,230
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$70,170	$89,360
Accrued expenses and other current liabilities	40,481	17,044
Notes payable	8,068	4,560
Current portion of long-term equipment financing	5,564	3,263
Current portion of long-term capital lease obligation	10,474	25,338
Current portion of long-term debt	6,250	900
Total current liabilities	141,007	140,465
Long-term equipment financing	10,501	8,304
Long-term debt	274,391	91,112
Deferred rent	215	-
TOTAL LIABILITIES	426,114	239,881
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share; 55,000 shares authorized, issued and outstanding as of December 31, 2019; aggregate liquidation preference of $59,050 as of December 31, 2019	38,928	-
STOCKHOLDERS' EQUITY
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 62,857,624 shares and 49,254,760 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 5,500,692 shares and 13,937,332 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid in capital	248,302	204,928
Accumulated deficit	(111,201)	(17,383)
Total stockholders' equity attributable to U.S. Well Services, Inc.	137,107	187,551
Noncontrolling interest	10,633	52,798
Total Stockholders' Equity	147,740	240,349
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$612,782	$480,230

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017
Revenue	$514,757	$648,847	$466,487	$32,867
Costs and expenses:
Cost of services (excluding depreciation and amortization)	383,957	533,031	394,125	28,053
Depreciation and amortization	154,149	108,440	92,430	4,920
Selling, general and administrative expenses	31,856	34,497	17,601	1,281
Impairment loss on intangible assets	-	-	20,247	-
Loss on disposal of assets	20,065	10,848	11,958	201
Loss from operations	(75,270)	(37,969)	(69,874)	(1,588)
Interest expense, net	(30,099)	(32,636)	(22,961)	(4,067)
Loss on extinguishment of debt	(12,558)	(190)	-	-
Other income (expense)	1,768	333	(787)	1
Loss before income taxes	(116,159)	(70,462)	(93,622)	(5,654)
Income tax expense (benefit)	(77)	352	-	-
Net loss	(116,082)	(70,814)	(93,622)	(5,654)
Net loss attributable to noncontrolling interest	(22,169)	(4,918)	-	-
Net loss attributable to U.S. Well Services, Inc.	(93,913)	(65,896)	(93,622)	(5,654)
Dividends accrued on Series A preferred stock	(4,050)	-	-	-
Deemed and imputed dividends on Series A preferred stock	(11,206)	-	-	-
Net loss attributable to U.S. Well Services, Inc. Common stockholders	$(109,169)	$(65,896)	$(93,622)	$(5,654)

Loss per common share (See Note 12):
Basic and diluted	$(2.11)	$(1.33)	$(1.89)	$(0.11)
Weighted average common shares outstanding:
Basic and diluted	50,244	47,899	47,940	47,940

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,082)	$(70,814)	$(93,622)	$(5,654)
Adjustments to reconcile net loss to cash provided
by (used in) operating activities:
Depreciation and amortization	154,149	108,440	92,430	4,920
Impairment loss on intangible assets	-	-	20,247	-
Provision for losses on accounts receivable	434	644	438	-
Provision for losses on inventory obsolescence	359	153	450	-
Non-cash interest	-	9,553	17,456	3,155
SMRF Interests present value adjustment	-	-	-	117
Loss on disposal of assets	20,065	10,848	11,958	201
Amortization of discount on debt	1,581	50	-	54
Deferred financing costs amortization	1,410	8,534	1,775	112
Loss on extinguishment of debt	12,558	190	-	-
Share-based compensation expense	7,755	20,633	4,546	-
Changes in assets and liabilities:
Accounts receivable	(21,950)	15,765	(35,716)	(10,175)
Inventory	2	3,591	(7,646)	(137)
Prepaids and other current assets	3,226	(6,460)	(5,879)	(414)
Other non-current assets	-	-	-	113
Accounts payable	(12,316)	(22,543)	38,913	2,446
Accrued liabilities	5,463	4,887	1,937	1,922
Accrued interest	18,190	(2)	-	563
Net cash provided by (used in) operating activities	74,844	83,469	47,287	(2,777)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(209,101)	(147,606)	(71,584)	-
Insurance proceeds from damaged property and equipment	807	8,033	19	-
Net cash used in investing activities	(208,294)	(139,573)	(71,565)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of revolving credit facility	49,960	55,975	49,825	2,500
Repayments of revolving credit facility	(65,844)	(49,825)	(15,475)	-
Proceeds from issuance of long-term debt	285,000	40,000
Repayments of long-term debt to related party	-	(163,860)	-	-
Repayments of long-term debt	(75,000)	-
Payment of fees related to debt extinguishment	(6,560)	-
Proceeds from issuance of note payable	9,928	7,278	4,112	-
Repayments of note payable	(6,421)	(4,163)	(2,723)	(276)
Repayments of amounts under equipment financing	(70,619)	(22,997)	(4,607)	(428)
Payment to re-acquire JMRF Interest	-	-	(29)	-
Principal payments under finance lease obligation	(16,699)	(9,551)	(2,587)	(5)
Proceeds from issuance of preferred stock and warrants, net	54,524	-
Cash distribution to partners	-	(10)	-	-
Proceeds from issuance of common stock, net	-	243,865	-	-
Repurchase of common stock	-	(11,475)	-	-
Deferred financing costs	(13,451)	(5,523)	(2,200)	(318)
Net cash provided by financing activities	144,818	79,714	26,316	1,473
Net increase (decrease) in cash and cash equivalents and restricted cash	11,368	23,610	2,038	(1,304)
Cash and cash equivalents and restricted cash, beginning of period	30,036	6,426	4,388	5,692
Cash and cash equivalents and restricted cash, end of period	$41,404	$30,036	$6,426	$4,388

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Successor	Predecessor	Successor	Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017
Supplemental cash flow disclosure:
Interest paid	$8,838	$41,537	$3,745	$66
Income tax paid	116	-	-	-
Non-cash investing and financing activities:
Beneficial conversion feature of Series A preferred stock	20,132	-	-	-
Issuance of warrants to purchase common stock associated with preferred stock offering	10,720	-	-	-
Deemed and imputed dividends on Series A preferred stock	11,206	-	-	-
Accrued Series A preferred stock dividends	4,050	-	-	-
Changes in accrued and unpaid capital expenditures	6,874	27,283	2,298	2,251
Assets under finance lease obligations	10,513	15,849	21,330	-
Financed equipment purchases	66,342	7,482	30,385	-
Partial settlement of debt through issuance of common stock	-	13,150
Deferred finance cost related to issuance of Class B units by USWS Holdings	-	-	8,271	-

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(PREDECESSOR)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
					Additional		Member's
					Paid in	Member's	Accumulated	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Earnings	Interests	Equity
Balance, December 31, 2016	-	$-	-	$-	$-	$4,816	$(287,199)	$-	$-	$(282,383)
Accrued preferred return on Series E Units	-	-	-	-	-	-	(217)	-	-	(217)
Accrued dividends on Junior Mandatorily Redeemable Financial Interests	-	-	-	-	-	-	(1,550)	-	-	(1,550)
Partner distributions										-
Net loss							(5,654)			(5,654)
Balance, February 1, 2017	-	$-	-	$-	$-	$4,816	$(294,620)	$-	$-	$(289,804)
Elimination of deficit in connection with
Acquisition	-	-	-	-	-	(4,816)	294,620	-	-	289,804
Balance, February 2, 2017	-	$-	-	$-	$-	$-	$-	$-	$-	$-

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(SUCCESSOR)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
					Additional		Member's
					Paid in	Member's	Accumulated	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Earnings	Interest	Equity
Balance, February 2, 2017	-	$-	-	$-	$-	$133,339	$-	$-	$-	$133,339
Deemed contribution related to unit-based compensation	-	-	-	-	-	4,546	-	-	-	4,546
Net loss	-	-	-	-	-	-	(93,622)	-	-	(93,622)
Balance, December 31, 2017	-	$-	-	$-	$-	$137,885	$(93,622)	$-	$-	$44,263
Deemed contribution related to unit-based compensation	-	-	-	-	-	13,724	-	-	-	13,724
Partner distributions	-	-	-	-	-	(10)	-	-	-	(10)
Net loss prior to Transaction	-	-	-	-	-	-	(48,513)	-	-	(48,513)
Effects of the Transaction:
Restricted stock granted to employees	530,000	-	-	-	-	-	-	-	-	-
Share-based Transaction bonus	650,000	-	-	-	6,500	-	-	-	-	6,500
Partial settlement of debt through issuance of common stock	1,314,999	-	-	-	13,150	-	-	-	-	13,150
Recapitalization	47,584,677	5	14,546,755	1	192,719	(151,599)	142,135	-	61,409	244,670
Share-based compensation subsequent to Transaction	-	-	-	-	316	-	-	-	92	408
Repurchase of common stock	(824,916)	-	(609,423)	-	(7,757)	-	-	-	(3,785)	(11,542)
Net loss subsequent to Transaction	-	-	-	-	-	-	-	(17,383)	(4,918)	(22,301)
Balance, December 31, 2018	49,254,760	5	13,937,332	1	204,928	-	-	(17,383)	52,798	240,349
Adoption of ASC 606 as of January 1, 2019 (Note 2)	-	-	-	-	-	-	-	95	27	122
Exercise of warrants	2,925,712	-	-	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	8,436,640	-	(8,436,640)	-	-	-	-	-	-	-
Change in noncontrolling interest	-	-	-	-	21,515	-	-	-	(21,515)
Restricted stock granted to employees	2,218,183	-	-	-	-	-	-	-	-	-
Class A Common stock granted to board members	46,875	-	-	-	331	-	-	-	87	418
Share-based compensation	-	-	-	-	5,932	-	-	-	1,405	7,337
Restricted stock forfeitures	(24,546)	-	-	-	-	-	-	-	-	-
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(11,206)	-	-	-	-	(11,206)
Accrued Series A preferred stock dividends	-	-	-	-	(4,050)	-	-	-	-	(4,050)
Net loss	-	-	-	-	-	-	-	(93,913)	(22,169)	(116,082)
Balance, December 31, 2019	62,857,624	$5	5,500,692	$1	$248,302	$-	$-	$(111,201)	$10,633	$147,740

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

The Company’s fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. The Company has two designs for hydraulic fracturing units: (1) Conventional Fleets, which are powered by diesel fuel and utilize traditional internal combustion engines, transmissions, and radiators and (2) Clean Fleets, which replace the traditional engines, transmissions, and radiators with electric motors powered by electricity generated by natural gas-fueled turbine generators. Both designs utilize high-pressure hydraulic fracturing pumps mounted on trailers. The Company refers to the group of pump trailers and other equipment necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew”.

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

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 92% ownership of USWS Holdings as of December 31, 2019.

Unless the context otherwise requires, “the Company”, “we,” “us,” and “our” refer, for periods prior to the completion of the Transaction, to USWS Holdings and its subsidiaries and, for periods upon or after the completion of the Transaction, to US Well Services, Inc. and its subsidiaries, including USWS Holdings and its subsidiaries.

On February 2, 2017, USWS Holdings acquired (the “Acquisition”) all of the outstanding equity interests of USWS LLC. USWS Holdings, a Delaware limited liability company, was formed for the purpose of effecting the Acquisition and had no operations of its own. USWS Holdings accounted for the Acquisition as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill (see Note 4 to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018). USWS LLC elected to push down the effects of the Acquisition to its consolidated financial statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The acquisition of USWS Holdings by the Company has been accounted for as a reverse recapitalization. Under this method of accounting, USWS Holdings is treated as the acquirer, and the Company is treated as the acquired party. Therefore, the consolidated financial statements presented are those of USWS LLC prior to the Closing Date as the Company’s predecessor entity and of the Company subsequent to the Closing date. The financial statements reflect the Transaction as the equivalent of the issuance of stock by USWS LLC for the net monetary assets of the Company. The accounting for the Transaction did not affect the carrying values of the assets and liabilities of USWS LLC.

The consolidated financial statements for the years ended December 31, 2019 (the “2019 Successor Period”) and 2018 (the “2018 Successor Period”) and for the period from February 2, 2017 to December 31, 2017 (the “2017 Successor Period”) represent the financial information of the Company and its subsidiaries subsequent to the Acquisition. The consolidated financial statements for the period from January 1, 2017 to February 1, 2017 (the “2017 Predecessor”) represents the financial information of the Company and its subsidiaries prior to the Acquisition. Due to the change in the basis of accounting resulting from the Acquisition, the consolidated financial statements of the Company for these reporting periods are not comparable.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Our operations are organized into a single business segment, which consists of hydraulic fracturing services, and we have one reportable geographical business segment, the United States.

Principles of Consolidation

The consolidated financial statements comprise the financial statements of the Company, its wholly owned subsidiaries, and subsidiaries that it controls due to ownership of a majority voting interest. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, that are not readily available for immediate or general use are recorded in restricted cash in our consolidated balance sheets. The restricted cash in our consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in capital expenditures related to approved fleet expansion amounting to $513 and $7,097, respectively, as of December 31, 2019, and $507 and $0, respectively, as of December 31, 2018.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$33,794	$29,529
Restricted cash	7,610	507
Cash and cash equivalents and restricted cash	$41,404	$30,036

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased and used by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of December 31, 2019 and 2018, the Company had established inventory reserves of $579 and $572, respectively, for obsolete and slow-moving inventory. The following table shows the change in the inventory reserves:

	December 31, 2019	December 31, 2018
Balance at beginning of period	$572	$450
Charges to costs and expenses	359	153
Recoveries and write-offs	(352)	(31)
Balance at end of period	$579	$572

On certain contracts with our proppant vendors, we take ownership of proppant as it leaves the sand mines. These in transit inventories are recognized as part of Inventory in our balance sheets. As of December 31, 2019 and 2018, in transit inventories amounted to $0 and $265, respectively.

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

For the 2017 Successor Period, we identified a triggering event in our impairment analysis relating to an intangible asset based on changes in a specific customer contract, which resulted in recognition of an impairment loss amounting to $20,247, which was presented as impairment loss on intangible assets in the consolidated statements of operations. The triggering event was caused by our negotiation of the release of two fleets under contract with one customer for redeployment to other customers. The fair value of the order backlog as of the date of impairment was determined using the income approach, which reflected management’s cash flow projections.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2019 and 2018:

Senior Secured Term Loan and Second Lien Term Loan. The carrying value of the Senior Secured Term Loan and Second Lien Term Loan approximates fair value as its terms are consistent with and comparable to current market rates as of December 31, 2019 and 2018, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of December 31, 2019 and 2018, respectively.

Revenue Recognition

Effective January 1, 2019, the Company adopted a comprehensive new revenue recognition standard, ASC 606, Revenue from Contracts with Customers. The details of the significant changes to accounting policies resulting from the adoption of the new standard are set out below. The Company adopted the standard using a modified retrospective method, allowing the Company to apply the cumulative effect of the standard in the most current period presented as an adjustment to retained earnings. As a result of the change in accounting principle, the Company recorded an increase of $122 in retained earnings due to the timing of expense recognition related to certain sales commissions considered to be costs of acquiring customer contracts.

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

The Company’s revenues consist of providing hydraulic fracturing services for either a pre-determined term or number of stages/wells to exploration and production companies operating in the onshore oil and natural gas basins of the United States. In the performance of these services, and at the request of our customers, we may also provide consumables such as chemicals and sand. Revenues are earned as services are rendered, which is generally on a per stage or monthly rate basis. Customers are invoiced according to contract terms either upon the completion of a stage, the completion of a well or monthly with payment due typically 30 days from invoice date.

Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of wellbores. The process involves the injection of water, sand and chemicals under high pressure into shale formations. The Company’s performance obligations are satisfied over time, typically measured in number of stages completed or the number of pumping days a fleet is available to pump for a customer in a month. A field ticket is created for each stage completed that records all services performed, including any chemicals and proppant we provided and consumed in completing the stage. The field ticket is signed by a customer representative and evidences the amounts to which the Company has a right to invoice and thus to recognize as revenue. All revenue is recognized when a contract with a customer exists, collectability of amounts subject to invoice is probable, the performance obligations under the contract have been satisfied over time, and the amount to which the Company has the right to invoice has been determined. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the consolidated statements of operations since their related performance obligations are typically satisfied within a month or less. The Company’s contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved.

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

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company recorded an allowance for doubtful accounts amounting to $22 and $189 as of December 31, 2019 and 2018, respectively. The following table shows the change in allowance for doubtful accounts:

	December 31,	December 31,
	2019	2018
Balance at beginning of period	$189	$438
Charges to costs and expenses	434	644
Recoveries and write-offs	(601)	(893)
Balance at end of period	$22	$189

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

The following table shows the percentage of revenues from our significant customers for the 2019 Successor Period, 2018 Successor Period, 2017 Successor Period, and the 2017 Predecessor Period:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017
Customer A	*	27.3%	36.5%	53.5%
Customer B	*	20.3%	26.6%	42.8%
Customer C	*	12.0%	*	*
Customer D	18.3%	15.4%	*	*
Customer E	*	11.2%	*	*
Customer F	18.4%	*	*	*
Customer G	15.7%	*	*	*
An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers:

	December 31, 2019	December 31, 2018
Customer A	*	18.4%
Customer B	*	17.7%
Customer C	*	10.8%
Customer D	12.1%	26.1%
Customer E	10.3%	13.0%
Customer F	12.0%	*
Customer G	34.5%	*
Customer H	15.9%	*
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

Fair Value of Preferred Stock

The fair value of preferred stock at the date of issuance was estimated by calculating the present value of its one-year redemption cost to the Company and then discounted for lack of marketability.

Embedded Conversion Features

The Company evaluates embedded conversion features within a convertible instrument under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion features.

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

Income Taxes

Prior to the completion of the Transaction, the Company was a limited liability company and was treated as a partnership for federal and certain state income tax purposes. As such, the results of operations were allocated to the members for inclusion in their income tax returns and therefore no provision or benefit for federal of certain state income taxes was included in our consolidated financial statements prior to the completion of the Transaction.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019; however, early adoption is permitted. The Company adopted this new guidance as of April 1, 2019 which resulted in the presentation of the cash portion of the loss on extinguishment of debt amounting to $6,560 as cash used in financing activities rather than operating activities in the consolidated statement of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and subsequent amendments thereto. This pronouncement requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods and services. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019; however, early adoption is permitted. The Company adopted the guidance on January 1, 2019 which did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted the guidance as of January 1, 2019 which did not have an impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward-looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and may result in an earlier recognition of allowance for losses. In addition, in November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies guidance around how to report expected recoveries. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 in GAAP. The new guidance also improves the issuer’s application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022; however, early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets include the following:

	December 31, 2019	December 31, 2018
Prepaid insurance	$11,127	$6,011
Recoverable costs from insurance	-	3,540
Sales tax receivable	-	1,987
Other receivables	-	895
Income tax receivable	810	810
Other current assets	1,395	3,194
Total prepaid expenses and other current assets	$13,332	$16,437

In March 2017, some of our turbine equipment that we use to operate our Clean Fleets was damaged in an accident. As a result, we incurred costs primarily to rent replacement equipment in order to continue our operations. Recoverable costs from insurance as of December 31, 2018 included costs of $2,871, which was recovered from the insurance company in January 2019.

In June 2018, we experienced a fire on one of our hydraulic fracturing fleets operating in Pennsylvania, damaging a portion of the hydraulic fracturing equipment. We received insurance proceeds during the year ended December 31, 2019 amounting to $2,354 as final settlement to cover the cost of replacing damaged equipment and reimbursement of certain operating expenses incurred due to the fire. Of this amount, reimbursement of certain expenses incurred in the prior year amounting to $1,648 was recorded as other income in the consolidated statement of operations for the year ended December 31, 2019.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of December 31, 2019
Order backlog	3	$15,345	$15,345	$-
Trademarks	10	3,132	913	2,219
Patents	20	22,955	3,348	19,607
		$41,432	$19,606	$21,826
As of December 31, 2018
Order backlog	3	$15,345	$10,742	$4,603
Trademarks	10	3,132	600	2,532
Patents	20	22,955	2,200	20,755
		$41,432	$13,542	$27,890

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets was $6,064, $8,405, and $8,937 for the 2019 Successor Period, 2018 Successor Period and the 2017 Successor Period, respectively, and $0 for the 2017 Predecessor Period. These amounts were included as part of depreciation and amortization in the consolidated statements of operations.

The estimated amortization expense for future periods is as follows:

Fiscal Year	Estimated Amortization Expense
2020	$1,461
2021	1,461
2022	1,461
2023	1,461
2024	1,461
Thereafter	14,521
Total	$21,826

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	December 31, 2019	December 31, 2018
Fracturing equipment	1.5 to 25	$651,162	$449,685
Light duty vehicles	5	8,188	6,455
Furniture and fixtures	5	277	231
IT equipment	3	6,724	5,339
Auxiliary equipment	2 to 20	38,502	24,118
Leasehold improvements	Term of lease	725	335
		705,578	486,163
Less: Accumulated depreciation and amortization		(263,968)	(154,776)
Property and equipment, net		$441,610	$331,387

Depreciation and amortization expense was $154,149, $108,440, $92,430, and $4,920 for the 2019 Successor Period, 2018 Successor Period, 2017 Successor Period, and 2017 Predecessor Period, respectively. The depreciation and amortization expense in the 2019 Successor Period, 2018 Successor Period, and 2017 Successor Period included the amortization expense on intangibles of $6,064, $8,405, and $8,937, respectively. There was no amortization expense on intangibles recorded in the 2017 Predecessor period.

Capital leases. We entered into a capital lease in November 2018 and in January 2019. The equipment under the capital lease in November 2018 was received at the end of December 2018 and placed into service in 2019. The total amount capitalized under these capital leases was $29,857, presented as part of fracturing equipment in property and equipment, and the related accumulated depreciation was $21,642 and $0 as of December 31, 2019 and 2018 respectively.

In January 2019, through equipment financing, we purchased certain equipment that were previously under capital leases entered into in August and September 2017. As a result, a difference of $97 between the purchase price and the carrying amount of the capital lease obligation was recorded as adjustment to the carrying amount of the equipment. The total amount capitalized under this equipment financing was $7,647, presented as part of fracturing equipment in property and equipment.

The future minimum lease payments related to the Company’s capital leases as of December 31, 2019 amounts to $11,102, which are due in 2020. Included in the total amount is imputed interest totaling $627.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Accrued payroll and benefits	$9,356	$7,087
Accrued taxes	9,817	8,119
Accrued interest	18,190	-
Other current liabilities	3,118	1,838
Accrued expenses and other current liabilities	$40,481	$17,044

NOTE 8 – NOTE PAYABLE

In 2019 and 2018, the Company entered into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors and officers liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. For the years ended December 31, 2019 and 2018, the aggregate amount of the premiums financed was $9,928 and $6,974, respectively, payable in equal monthly installments at a weighted average interest rate of 4.8% and 5.3%, respectively. These premium finance agreements had a total balance of $8,068 and $4,560 as of December 31, 2019 and 2018, respectively.

NOTE 9 – DEBT

Long-term debt consisted of the following:

	December 31, 2019	December 31, 2018
Senior Secured Term Loan	$250,000	$-
ABL Credit Facility	40,090	-
First Lien Credit Facility	-	55,975
Second Lien Term Loan	-	40,000
Equipment financing	16,065	11,567
Capital leases	10,474	25,338
Total debt	316,629	132,880
Unamortized discount on debt and debt issuance costs	(9,449)	(3,963)
Current maturities	(22,288)	(29,501)
Net Long-term debt	$284,892	$99,416

Senior Secured Term Loan

On May 7, 2019, our subsidiary, USWS LLC (the “Borrower”), we, as guarantor, and all of our subsidiaries entered into a $250,000 Senior Secured Term Loan Credit Agreement (as amended, the “Senior Secured Term Loan”). The Company is required to make quarterly principal payments of 2.0% per annum of the initial principal balance, commencing on January 15, 2020, with final payment due at maturity on May 7, 2024.

The Senior Secured Term Loan bears interest at a variable rate per annum equal to the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%.

The Senior Secured Term Loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations.

The Senior Secured Term Loan requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and quarterly a percentage of excess cash flow, if any, equal to 25% to 100% (depending on total debt outstanding) commencing in September 2019. Certain mandatory prepayments (excluding excess cash flows sweep) and optional prepayments are subject to a yield maintenance fee for the first two years and prepayment premium of 2% in year three and 1% in year four. Upon the final payment and termination of the Senior Secured Term Loan, we are subject to an exit fee equal to 2.0% of the principal amount of loans then outstanding and the aggregate optional prepayment of principal amounts repaid during the 120 days that occurred prior to such final payment.

Proceeds from the Senior Secured Term Loan were used to repay the outstanding balances of the First Lien Credit Facility, Second Lien Term Loan, and certain equipment financings, fund a cash account reserved solely for future expansion capital expenditures, and pay associated fees and expenses. The First Lien Credit Facility and Second Lien Term Loan were both terminated and accounted for as debt extinguishments which resulted in a $6,560 loss on early repayment of debt, write off of $1,672 of unamortized debt issue costs related to the First Lien Credit Facility and write off of $4,326 of unamortized original issue discount and debt issuance costs related to the Second Lien Term Loan, all of which were presented as part of loss on extinguishment of debt in the consolidated statement of operations.

The Senior Secured Term Loan was issued at a $5,000 discount and the Company incurred $5,758 in debt issuance costs with both amounts recorded as a direct deduction to the face amount of the Senior Secured Term Loan. The debt issuance costs and debt discount related to the Senior Secured Term Loan are being amortized to interest expense based on the effective interest rate method over the term of the Senior Secured Term Loan.

As of December 31, 2019, the outstanding principal balance of the Senior Secured Term Loan was $250,000, of which $6,250 was due within one year from the balance sheet date.

ABL Credit Facility

On May 7, 2019, the Company entered into a $75,000 ABL Credit Agreement (the “ABL Credit Facility”) which matures on February 6, 2024. The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the eligible accounts receivables of the Borrower. Borrowings under the ABL Credit Facility bear interest at LIBOR, plus an applicable LIBOR rate margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0% as defined in the ABL Credit Facility. The unused portion of the ABL Credit Facility is subject to an unused commitment fee of 0.250% to 0.375%.

All borrowings under the ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base (described above). In addition, the ABL Credit Facility includes a springing consolidated fixed charge coverage ratio of 1.00 to 1.00 but only when a financial covenant trigger period is in effect as defined in the ABL Credit Facility. Borrowings under the ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company and its subsidiaries, other than future unrestricted subsidiaries.

In connection with the ABL Credit Facility, the Company incurred $1,205 in debt issuance costs, recorded as deferred financing costs, net in the consolidated balance sheet. Debt issuance costs related to the ABL Credit Facility are being amortized to interest expense ratably over the term of the ABL Credit Facility.

As of December 31, 2019, the borrowing base was $51,146 and the outstanding revolver loan balance was $40,090, classified as long-term debt in the consolidated balance sheets.

First Lien Credit Facility

On December 14, 2018, the Company entered into a Third Amendment (the “Amendment) to that certain Amended and Restated Senior Secured Credit Agreement dated February 2, 2017 with a syndicate of lenders and U.S. Bank National Association, as administrative and collateral agent (as amended, the “First Lien Credit Facility”). The Amendment, among other things, extended the maturity date from February 2, 2020 to May 31, 2020 and permitted the borrower to incur the debt under the Second Lien Term Loan (as defined below). The Amendment was accounted for as a debt modification, resulting in a debt issue costs write-off of $411 recorded as part of interest expense in the consolidated statements of operations for the year ended December 31, 2018.

Borrowings under the First Lien Credit Facility bore interest at a per annum rate equal to LIBOR plus 6%.

In connection with the entrance into the Amendment, the Company repurchased from one of the lenders 824,916 shares of Class A common stock of the Company, 609,423 shares of Class B common stock of the Company and 609,423 common units of USWS Holdings for $11,475. The Company retired these shares resulting in a decrease in additional paid in capital in the consolidated balance sheets by $11,475for the year ended December 31, 2018.

As of December 31, 2018, the outstanding principal balance under the First Lien Credit Facility amounted to $55,975, classified as long-term debt in the consolidated balance sheet.

Second Lien Term Loan

On December 14, 2018 (“second lien closing date”), our subsidiary, USWS LLC, as borrower, entered into a Second Lien Credit Agreement (the “Second Lien Term Loan”) with USWS Holdings and the Company, as guarantors, the lenders party thereto, and Piper Jaffray Finance, LLC, as administrative agent. The Second Lien Term Loan consists of a second lien term loan in the principal amount of $40,000, all of which was borrowed on December14, 2018, and delayed draw term loans in the principal amounts of up to $20,000, which may be drawn prior to April 1, 2019, and up to $15,000, which may be drawn on any business day prior to June 30, 2019. Loans made under the term loan facility bore interest on the outstanding principal amount at a per annum rate equal to LIBOR plus (x) 7.75% from the second lien closing date through the first anniversary of the second lien closing date and (y) 11.50% from the day immediately succeeding the first anniversary of the second lien closing date to the maturity date plus, in each case, subject to certain qualifications, an additional interest amount equal to (a) 0.75% per annum for the period beginning April 1, 2019 through June 30, 2019, (b) 1.75% per annum for the period beginning July 1, 2019 through September 30, 2019 and (c) 3.00% on or after October 1, 2019. However, the additional interest amount will be zero on or after the date on which the Company has replaced the First Lien Credit Facility with an asset-based first lien credit facility. The Company was required to make quarterly principal payments beginning in the second fiscal quarter in 2019.

All of the loans made under the Second Lien Credit Agreement had a maturity of May 31, 2020.

As of December 31, 2018, the outstanding principal balance under the Second Lien Term Loan amounted to $40,000, of which $900 was due within one year from the balance sheet date.

Equipment Financing

From 2016 to 2019, the Company entered into security agreements with financing institutions for the purchase of certain fracturing equipment. As of December 31, 2019 and 2018, these financing agreements with maturities through 2023, had a total balance of $16,065 and $11,567, respectively, of which $5,564 and $3,263, respectively, was due within one year from the balance sheet date.

The weighted average interest rate for these agreements was 6.4% and 6.3% per annum as of December 31, 2019 and 2018, respectively.

Payments of Debt Obligations due by Period

Presented below is a schedule of the repayment requirements of long-term debt as of December 31, 2019:

Principal Amount
of Long-term Debt
2020	$22,288
2021	10,594
2022	9,157
2023	5,750
2024	268,840
Total	$316,629

NOTE 10 – MEZZANINE EQUITY

Series A Convertible Redeemable Preferred Stock

The following table summarizes the Company’s Series A Convertible Redeemable Preferred Stock activities for the year ended December 31, 2019:

	Shares	Amount
Total mezzanine equity as of December 31, 2018	-	$-
Proceeds from issuance of Series A preferred stock and warrants	55,000	55,000
Fair value of common stock warrants issued with Series A preferred stock, net		(10,720)
Issuance cost associated with the Series A preferred stock	-	(476)
Beneficial conversion feature of Series A preferred stock	-	(20,132)
Deemed and imputed dividends on Series A preferred stock	-	11,206
Accrued Series A preferred stock dividends	-	4,050
Total mezzanine equity as of December 31, 2019	55,000	$38,928

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. On May 23, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Purchasers”) to issue and sell in a private placement 55,000 shares of a newly created series of convertible redeemable preferred stock of the Company (“Series A preferred stock”), for an aggregate purchase price of $1,000 per share, for total gross proceeds of $55,000.

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

Holders of shares of Series A preferred stock are entitled to receive cumulative dividends, compounding and accruing quarterly in arrears, from the Closing Date until the second anniversary of the Closing Date, at an annual rate of 12.0%, and thereafter, 16% of the stated value of $1,000 per share, subject to increase in connection with the payment of dividends in kind. Dividends are payable, at the Company’s option, in cash from legally available funds or in kind by increasing the stated value of the outstanding Series A preferred stock by the amount per share of the dividend on February 24, May 24, August 24, and November 24 of each year. On August 24 and November 24, 2019, the Company’s board of directors did not declare a dividend on the Series A preferred stock resulting in the dividends for these periods being paid-in-kind in accordance with the Series A preferred stock’s Certificate of Designations.

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

The Company has the option to force a conversion of any then outstanding shares of Series A preferred stock following the third anniversary of the Closing Date, and contingent upon (i) the closing price of the Company’s Class A common stock being greater than 130% of the Conversion Price for 20 trading days during any 30-day consecutive trading day period, (ii) the average daily trading volume of the Class A common stock exceeding 250,000 for 20 trading days and (iii) the Company having an effective registration statement on file with the Securities and Exchange Commission (“SEC”) covering resales of the underlying Class A common stock to be received upon such conversion.

In connection with the Series A preferred stock offering, there were 55,000 shares of Series A preferred stock and 2,933,333 warrants outstanding as of December 31, 2019. The Series A preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the condensed consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control.

The Company has determined that the warrants should be accounted as a component of stockholders’ equity. On the Closing Date, the Company estimated the fair value of the warrants at $12,786 using the Black-Scholes option pricing model using the following primary assumptions: contractual term of 6.5 years, volatility rate of 53.0%, risk-free interest rate of 2.2% and expected dividend rate of 0%. Based on the warrant’s relative fair value to the fair value of the Series A preferred stock, $10,720, net of issuance costs, of the $12,786 aggregate value was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series A preferred stock, the effective conversion price was approximately $5.40 per share creating a beneficial conversion feature of $20,132 which further reduced the carrying value of the Series A preferred stock. Since the holders’ conversion option of the Series A preferred stock could only be exercisable after the first anniversary of the Closing Date, the discount resulting from the beneficial conversion feature will be accreted over one year as deemed preferred dividends using the effective yield method, resulting in a corresponding increase in the carrying value of the Series A preferred stock over the same time period.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

At the Closing Date and pursuant to the Purchase Agreement, as defined in “Note 10 – Mezzanine Equity”, the Company adopted and filed with the Secretary of State of the State of Delaware the Certificate of Designations as an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) to authorize and establish the rights, preferences and privileges of the Series A preferred stock. The Series A preferred stock are a new class of equity interests that rank senior to the Class A common stock and Class B common stock in the Company with respect to distributions. The Series A preferred stock will have only specified voting rights, including with respect to the issuance or creation of senior securities, amendments to the Charter that negatively impact the rights of the preferred stock and the payment of dividends on, repurchase or redemption of Class A common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were 55,000 and no shares, respectively, of Series A preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2019 and December 31, 2018, there were 62,857,624 and 49,254,760 shares of Class A common stock issued and outstanding, respectively. At December 31, 2019, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

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

During 2019, 8,436,640 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock. As of December 31, 2019 and December 31, 2018, there were 5,500,692 and 13,937,332 shares, respectively, of Class B common stock issued and outstanding.

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

Warrants

Prior to the Transaction, 32,500,000 warrants (the “public warrants”) were issued pursuant to our initial public offering and 15,500,000 warrants (the “private placement warrants”) were sold simultaneously to Matlin & Partners Acquisition Sponsor, LLC (the “Sponsor”) and Cantor Fitzgerald (the “Underwriter”). Each warrant entitles its holder to purchase one half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the Transaction and expire five years after that date or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company may redeem the outstanding warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by the Sponsor, the Underwriter or their permitted transferees.

In March 2019, the Company entered into privately negotiated warrant exchange agreements with certain warrant holders to exchange 10,864,391 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. In April 2019, pursuant to a previously announced public warrant exchange offer on March 14, 2019, the Company exchanged an additional 11,640,974 public warrants for Class A common stock at a ratio of 0.13 Class A common shares per warrant. As a result of the private and public warrant exchanges, our issued and outstanding Class A common stock increased by 2,925,712 shares. In May 2019, in connection with the Purchase Agreement, as defined in “Note 10 – Mezzanine Equity”, the Company issued 2,933,333 initial warrants to certain institutional investors and will issue the remaining 4,399,992 warrants to them in quarterly installments beginning nine months after the initial closing date of the transactions contemplated by the Purchase Agreement.

As of December 31, 2019, there remained 9,994,635 public warrants and 15,500,000 private placement warrants outstanding, the total of both are exercisable for 12,747,318 shares of Class A common stock, and 2,933,333 initial warrants issued and outstanding pursuant to the Series A preferred stock Purchase Agreement as disclosed in “Note 10 – Mezzanine Equity”, which are exercisable for 2,933,333 shares of Class A common stock.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet and within stockholders’ equity as a separate component and represents approximately 8% ownership of USWS Holdings as of December 31, 2019.

Long-Term Incentive Plan

In connection with the Transaction, the Company’s Board of Directors adopted the U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “LTIP”). An aggregate 8,160,500 shares of Class A common stock were initially available for issuance under the LTIP. Shares issued under the LTIP are further discussed in “Note 13 - Share-Based Compensation”. The aggregate amount of shares available for issuance as of December 31, 2019 was 4,321,826.

NOTE 12 – EARNINGS (LOSS) PER SHARE

The Transaction was accounted for as a reverse recapitalization by which the Company issued stock for the net assets of USWS Holdings accompanied by a recapitalization. Earnings (loss) per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, exercise of warrants, conversion of Series A preferred shares, conversion of Class B shares and vesting of restricted shares.

Basic and diluted net income (loss) per share excludes the income (loss) attributable to and shares associated with the 1,609,677 Class A shares that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. The Company included in the calculation deemed dividends resulting from amortization of discounts related to the Series A preferred stock.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of common shares outstanding for the period subsequent to the corporate reorganization that occurred in connection with the Transaction:

	Successor	Successor	Successor	Predecessor
			February 2, 2017	January 1, 2017
	Year Ended	Year Ended	(inception) to	to
	December 31, 2019	December 31, 2018	December 31, 2017	February 1, 2017
Basic Net Loss Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(93,913)	$(65,896)	$(93,622)	$(5,654)
Net loss attributable to cancellable Class A shares	2,915	2,142	3,041	184
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(90,998)	(63,754)	(90,581)	(5,470)
Dividends accrued on Series A preferred stock	(4,050)	-	-	-
Deemed and imputed dividends on Series A preferred stock	(11,206)	-	-	-
Basic net loss attributable to U.S. Well Services, Inc. common shareholders	$(106,254)	$(63,754)	$(90,581)	$(5,470)

Denominator:
Weighted average shares outstanding	51,853,183	49,508,995	49,549,676	49,549,676
Cancellable Class A shares	(1,609,677)	(1,609,677)	(1,609,677)	(1,609,677)
Basic weighted average shares outstanding	50,243,506	47,899,318	47,939,999	47,939,999
Basic and diluted net loss per share attributable to Class A shareholders	$(2.11)	$(1.33)	$(1.89)	$(0.11)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017
Diluted earnings per share:
Anti-dilutive stock options	1,068,162	-	-	-
Anti-dilutive warrants	15,680,651	24,000,000	-	-
Anti-dilutive restricted stock	2,723,637	530,000	-	-
Anti-dilutive Class B shares convertible into Class A common stock	5,500,692	13,937,332	-	-
Anti-dilutive Series A Preferred stock convertible into Class A common stock	8,853,028	-	-	-
Potentially dilutive securities excluded as anti-dilutive	33,826,170	38,467,332	-	-

NOTE 13 – SHARE-BASED COMPENSATION

Share-based compensation consisted of the following:

	Successor		Successor		Successor		Predecessor
	Year Ended December 31, 2019		Year Ended December 31, 2018		February 2, 2017 (inception) to December 31, 2017		January 1, 2017 to February 1, 2017
Restricted stock	6,496		408
Unrestricted stock	418		-		-		-
Stock options	841		-		-		-
Transaction bonus	-		6,500		-		-
Class G Units	-		13,725		4,546		-
Total	7,755	(1)	20,633	(2)	4,546	(3)	-

(1) $2,513 was presented as part of cost of services and $5,242 was presented as part of selling, general and administrative expenses in the consolidated statement of operations.
(2) $6,450 was presented as part of cost of services and $14,183 was presented as part of selling, general and administrative expenses in the consolidated statement of operations.
(3) $1,578 was presented as part of cost of services and $2,968 was presented as part of selling, general and administrative expenses in the consolidated statement of operations.

Restricted Stock

The following table summarizes the restricted stock activity for the year ended December 31, 2019:

	Number of shares	Weighted- average grant-date fair value (per share data)
Non-vested restricted stock as of December 31, 2018	530,000	8.72
Granted	2,218,183	8.91
Vested	-	-
Forfeited	(24,546)	8.91
Non-vested restricted stock as of December 31, 2019	2,723,637	$8.87

During the year ended December 31, 2019 and 2018, the Company granted shares of restricted Class A common stock (“restricted stock”) totaling 2,218,183 and 530,000, respectively, to certain employees of the Company pursuant to the LTIP. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee of the Company prior to the lapse of the restriction. The restricted stock granted in 2019 is time-based and vests over four years in equal installments each year on the anniversary of the grant date. The restricted stock granted in 2018 is time-based and vests over three years in equal installments each year on the anniversary of the grant date, and is subject to a market condition that requires the closing price of the Class A common stock to be $12.00 or greater for 20 trading days in any period of 30 consecutive trading days before any vesting of awards may occur. The total compensation cost, net of forfeitures, associated with restricted stock granted in 2019 and 2018 amounts to $19,545 and $4,622, respectively, and will be recognized over the vesting period of four years and three years, respectively.

The fair value of the restricted stock granted in 2019 was determined using the closing price of the Company’s Class A common stock on the grant date.

The fair value of the restricted stock granted in 2018 was determined using a Monte Carlo simulation analysis, which used Geometric Brownian Motion to estimate future equity prices for the Company. The following key input assumptions were used to calculate fair value:

USWS Starting Share Price	$10.0
Vesting Term	3.0
Expected Volatility	61.4%
Dividend Yield	0.0%
Risk-free Rate	3.0%

Unrestricted stock

During the year ending December 31, 2019, the Company granted 46,875 shares of fully vested and unrestricted Class A common stock (“unrestricted stock”) under the LTIP to certain board members in exchange for their services as a director of the Company, in accordance with the existing compensation plan of the Board of Directors. The fair value of the unrestricted stock was $8.91 per share, which was determined using the closing price of the Company’s Class A common stock on the grant date.

Stock options

During the year ending December 31, 2019, the Company granted a total of 1,068,162 stock options under the LTIP to certain employees of the Company. The fair value of stock options on the date of grant was $3.95 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with seven-year terms and vest over four years in equal installments each year on the anniversary of the grant date. The expected term of the options granted was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company lacks historical exercise data to estimate the expected term of these options. The expected stock price volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These options are time-based and are not based upon attainment of performance goals. Stock based compensation costs totaling $4.2 million associated with this award will be recognized over the four-year vesting period.

The following table sets forth the assumptions used in the Black-Scholes valuation model:

Expected option term	4.75 years
Expected price volatility	49.0%
Expected dividend yield	0.0%
Risk-free Rate	2.63%
Grant date fair value per share	$3.95
Grant date exercise price per share	$8.91

As of December 31, 2019, the total unrecognized compensation cost related to stock-based compensation grants under the LTIP was $20,641. We expect to recognize these costs over a weighted average period of 3.1 years.

Transaction Bonus

In connection with the closing of the Transaction, a grant of 650,000 shares of Class A common stock was awarded to the chief executive officer with a fair value of $10.00 per share. The shares immediately vested on the grant date.

Class G Units

During the 2017 Successor Period, USWS Holdings entered into various Class G Unit Agreements pursuant to which 85,800 Class G Units were granted to directors, officers, and key employees of the Company as performance incentives and are generally subject to a four-year vesting period. Each Class G Unit issued is intended to be a “profits interest” within the meaning of Revenue Procedures 93-27 and 2001-43. These Class G Unit grants are classified as equity awards and are subject to vesting and forfeiture under circumstances set forth in the agreements between USWS Holdings and each such directors, officers, and key employees. The fair value of each award is determined using an option pricing model, which is then adjusted for a discount due to lack of marketability. Of the total number of Class G Unit grants, there were 15,000 Class G Units granted to an officer that vested immediately on grant date, and a total of 20,000 Class G Units granted to two officers, for which units will be fully vested upon satisfaction of a performance condition, which is the sale of the Company, and satisfaction of a market condition. The market condition requires the Enterprise Value, as defined in the grant agreements, to be greater than $450,000 and $500,000, respectively, for the two officers at the effective date of sale of the Company. As of the Transaction closing date, both the performance and market conditions were met. The Company recognizes the compensation expense related to these grants from USWS Holdings to its employees in its consolidated statement of operations with a corresponding credit to equity, representing a deemed capital contribution from USWS Holdings. As a result of the Transaction, the vesting of the remaining Class G Units was accelerated pursuant to the Class G Unit agreements.

NOTE 14 – EMPLOYEE BENEFIT PLAN

On March 1, 2013, the Company established the U.S. Well Services 401(k) Plan. We match 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. Our matching contributions were $3,843, $3,610, $2,360, and $125 for the 2019 Successor Period, 2018 Successor Period, 2017 Successor Period, and 2017 Predecessor Period, respectively, included in cost of services and selling, general and administrative expenses in the statements of operations.

NOTE 15 – INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2019	2018
Net Operating Loss Carryforward	$30,485	$20,686
Startup/Organization Expenses	163	175
Investment in Partnership	19,489	15,318
Interest Expense	911	-
Attributes/Other	186	328
Total Deferred Tax Assets	51,234	36,507
Less Valuation Allowance	(51,234)	(36,507)
Total Deferred Tax Assets, net	$-	$-

Deferred Tax Liabilities	-	-

Net Deferred Tax Assets	$-	$-

The income tax provision consists of the following:

	Successor	Successor	Successor	Predecessor
Current	Year ended December 31, 2019	Year ended December 31, 2018	February 2, 2017 (inception) to December 31, 2017	January 1, 2017 to February 1, 2017
Federal	$-	$-	$-	$-
State	(77)	352	-	-
Total Current	(77)	352	-	-

Deferred
Federal	-	-	-	-
State	-	-	-	-
Total Deferred	-	-	-	-
Total	$(77)	$352	$-	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Pre-tax book loss	$116,159

Federal Provision (Benefit)	(24,394)	21.00%
Noncontrolling Interest	10,696	-9.20%
Permanent Differences	755	-0.65%
State Income Taxes, net of Federal Benefit	(62)	0.05%
Return to Provision, Other	(1,798)	1.55%
Valuation Allowance	14,726	-12.68%
Total Provision (Benefit)	$(77)	0.07%

As of December 31, 2019, the Company had total U.S. federal net operating loss ("NOL") carryforwards of $129,060 and $116,989 of state NOLs available to offset future taxable income. If unused, $28,388 of the federal NOLs would begin to expire in 2036. Federal NOLs generated after December 31, 2017 do not expire and the state rules vary by state. After consideration of all of the information available, management has established a valuation allowance against the deferred tax assets of the Company’s tax loss carryforwards to the extent it is more likely than not that the Company will not utilize its net deferred tax assets. As of December 31, 2019, the valuation allowance totaled $51,234.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the positive and negative evidence with respect to sources of taxable income for purposes of determining the realization of deferred tax assets. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

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

We have considered our exposure under the standard at both the federal and state tax levels.  We did not record any liabilities for uncertain tax positions as of December 31, 2019 or December 31, 2018. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of December 31, 2019, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of December 31, 2019:

		Minimum
	Contracted	Commitments
2020	$54,952	$16,108
2021	11,340	960
Total	$66,292	$17,068

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event that we procured no additional proppant under the contracts subsequent to December 31, 2019.

During the first quarter of 2019, we became involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of December 31, 2019, we have excluded $47,093 and $48,000 of contracted and minimum commitments, respectively, related to this contract. The litigation involving the contract in dispute is in the discovery stage, as such no prediction can be made as to the outcome of the case at this time nor can we reasonably estimate the potential losses or range of losses resulting from this litigation, if any.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense for the 2019 Successor Period, 2018 Successor Period, 2017 Successor Period, and 2017 Predecessor Period was $2,646, 2,140, $1,304, and $84, respectively, of which $2,130, $1,915, $1,062, and $64 are recorded as part of cost of services and $516, $225, $242, and $20 are recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

The following is a schedule of future minimum payments on non-cancellable operating leases as of December 31, 2019:

2020	$1,743
2021	1,071
2022	826
2023	288
2024	258
Thereafter	67
Total future minimum rentals	$4,253

Lease Revenue

In November 2019, we entered into a short-term lease agreement to lease six of our Turbine generators to a third party, for total fixed monthly rental of $693 over a minimum period of 18 months with a cancellation provision after 12 months. For the year ended December 31, 2019, we recognized $1,386 in income from rentals, presented as Revenue in the consolidated statements of operations.

Self-insurance

Beginning June 2014, the Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported as of December 31, 2019 and 2018 was $588 and $278, respectively, and was reported as accrued expenses in the balance sheets. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2019, the Company purchased $11,060 in chemicals used for our hydraulic fracturing operations from Rockwater Energy Solutions (“Rockwater”), a subsidiary of Select Energy Services (“Select Energy”). Rockwater is considered a related party since Select Energy and the Company share two board members and a common investor, Crestview Partners (“Crestview”). As of December 31, 2019 and 2018, the Company had $3,241 and $346, respectively, in accounts payable owed to Rockwater.

Crestview purchased 20,000 shares of Series A preferred stock for a total payment of $20,000. Along with the Series A preferred stock, Crestview received 1,066,666 initial warrants and the right to receive up to 1,600,002 additional warrants according to the Purchase Agreement as described in “Note 10 – Mezzanine Equity”.

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

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth certain unaudited financial and operating information for each quarter of the year ended December 31, 2019 and 2018. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

	Year Ended December 31, 2019
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$139,772	$151,419	$130,884	$92,682
Costs and expenses:
Cost of services (excluding depreciation and amortization)	109,681	107,369	90,792	76,115
Depreciation and amortization	37,844	40,322	39,723	36,260
Selling, general and administrative expenses	8,620	7,638	8,216	7,382
Loss on disposal of assets	6,904	4,003	4,976	4,182
Loss from operations	(23,277)	(7,913)	(12,823)	(31,257)
Interest expense, net	(5,115)	(7,820)	(8,449)	(8,715)
Loss on extinguishment of debt	-	(12,558)	-	-
Other income	27	1,686	62	(7)
Loss before income taxes	(28,365)	(26,605)	(21,210)	(39,979)
Income tax expense (benefit)	124	306	39	(546)
Net loss	(28,489)	(26,911)	(21,249)	(39,433)
Net loss attributable to noncontrolling interest	(6,217)	(5,432)	(4,280)	(6,240)
Net loss attributable to U.S. Well Services, Inc.	(22,272)	(21,479)	(16,969)	(33,193)
Dividends accrued on Series A preferred stock	-	(660)	(1,670)	(1,720)
Deemed and imputed dividends on Series A preferred stock	-	(1,560)	(4,406)	(5,240)
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(22,272)	$(23,699)	$(23,045)	$(40,153)

	Year Ended December 31, 2018
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$171,606	$192,632	$166,173	$118,436
Costs and expenses:
Cost of services (excluding depreciation and amortization)	138,428	151,363	137,452	105,788
Depreciation and amortization	25,920	24,862	26,765	30,893
Selling, general and administrative expenses	4,337	5,278	5,248	19,634
Impairment loss on intangible assets	-	-	-	-
Loss (gain) on disposal of assets	2,929	5,187	(126)	2,858
Loss from operations	(8)	5,942	(3,166)	(40,737)
Interest expense, net	(7,401)	(6,884)	(7,387)	(10,964)
Loss on extinguishment of debt	-	-	-	(190)
Other income	317	5	9	2
Loss before income taxes	(7,092)	(937)	(10,544)	(51,889)
Income tax expense	-	-	-	352
Net loss	(7,092)	(937)	(10,544)	(52,241)
Net loss attributable to noncontrolling interest	-	-	-	(4,918)
Net loss attributable to U.S. Well Services, Inc.	$(7,092)	$(937)	$(10,544)	$(47,323)

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that address:

•	The maintenance of records that accurately, fairly and in reasonable detail reflect transactions involving, and dispositions of, company assets;
•

Reasonable assurance that transactions are recorded as needed to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made only in accordance with management authorization; and

•	Reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include, and we were not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act.

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics (the “Code”), which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code may be found on our website at www.uswellservices.com under “Investor Relations – Corporate Governance”. To the extent required by SEC rules, we intend to disclose any amendments to this Code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four (4) business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

The other information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

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

3.2	Certificate of Designations (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 24, 2019.
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
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

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
4.4

Registration Rights Agreement, dated May 24, 2019, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 0001-38025), filed with the SEC on May 24, 2019).

4.5

Warrant Agreement, dated May 24, 2019, by and between U.S. Well Services, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 24, 2019).

4.6*	Description of Registrant’s Securities.

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

10.3

Sponsor Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, USWS Holdings LLC, Matlin & Partners Acquisition Sponsor LLC and, solely for purposes described therein, Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 16, 2018).

10.4

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

10.5

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

10.6#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).
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

10.11#	U.S. Well Services, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).
10.12#

Form of Restricted Stock Award Agreement under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.13

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

10.14

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

10.15

Senior Secured Term Loan Credit Agreement, dated as of May 7, 2019, among U.S. Well Services, LLC, as borrower, U.S. Well Serviecs, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on May 9, 2019).

10.16

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

10.17

Intercreditor Agreement, dated as of May 7, 2019, among the Borrower, CLMG Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on May 9, 2019.

10.18

Purchase Agreement, dated May 23, 2019, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 24, 2019.

10.19

First Technical Supplemental Amendment to the Senior Secured Term Loan Credit Agreement, dated June 14, 2019, by and among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc. as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on August 7, 2019.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

# Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2020.

U.S. WELL SERVICES, INC.

By:

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Broussard Joel Broussard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2020
/s/ Kyle O’Neill Kyle O’Neill	Chief Financial Officer (Principal Financial Officer)	March 5, 2020
/s/ Christopher Wirtz Christopher Wirtz	Principal Accounting Officer	March 5, 2020
/s/ David Matlin David Matlin	Director	March 5, 2020
/s/ David Treadwell David Treadwell	Director	March 5, 2020
/s/ Adam Klein Adam Klein	Director	March 5, 2020
/s/ Eddie Watson Eddie Watson	Director	March 5, 2020
/s/ Ryan Carroll Ryan Carroll	Director	March 5, 2020
/s/ Richard Burnett Richard Burnett	Director	March 5, 2020