Form 10-Q
period 2020-03-31
U.S. WELL SERVICES, INC.
filed 2020-05-11
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 68,364,500 shares of Class A Common Stock and 5,014,897 shares of Class B Common Stock outstanding.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,068	$33,794
Restricted cash	519	7,610
Accounts receivable (net of allowance for doubtful accounts of $9,000 and $22 as of March 31, 2020 and December 31, 2019, respectively)	89,853	79,542
Inventory, net	9,619	9,052
Prepaids and other current assets	12,386	13,332
Total current assets	121,445	143,330
Property and equipment, net	273,828	441,610
Intangible assets, net	14,191	21,826
Goodwill	4,971	4,971
Deferred financing costs, net	1,164	1,045
TOTAL ASSETS	$415,599	$612,782
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$75,063	$70,170
Accrued expenses and other current liabilities	18,492	40,481
Notes payable	6,025	8,068
Current portion of long-term equipment financing	2,755	5,564
Current portion of long-term capital lease obligation	9,081	10,474
Current portion of long-term debt	-	6,250
Total current liabilities	111,416	141,007
Long-term equipment financing	12,002	10,501
Long-term debt	285,752	274,391
Other long-term liabilities	920	215
TOTAL LIABILITIES	410,090	426,114
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019; aggregate liquidation preference of $60,801 and $59,050 as of March 31, 2020 and December 31, 2019, respectively	46,928	38,928
STOCKHOLDERS' EQUITY (DEFICIT)
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 62,355,657 shares and 62,857,624 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 5,500,692 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Additional paid in capital	242,143	248,302
Accumulated deficit	(283,568)	(111,201)
Total stockholders' equity (deficit) attributable to U.S. Well Services, Inc.	(41,419)	137,107
Noncontrolling interest	-	10,633
Total Stockholders' Equity (Deficit)	(41,419)	147,740
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$415,599	$612,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$112,035	$139,772
Costs and expenses:
Cost of services (excluding depreciation and amortization)	85,153	109,681
Depreciation and amortization	32,008	37,844
Selling, general and administrative expenses	19,058	8,620
Impairment of long-lived assets	147,543	-
Loss on disposal of assets	4,244	6,904
Loss from operations	(175,971)	(23,277)
Interest expense, net	(7,952)	(5,115)
Other income	6	27
Loss before income taxes	(183,917)	(28,365)
Income tax expense (benefit)	(750)	124
Net loss	(183,167)	(28,489)
Net loss attributable to noncontrolling interest	(10,800)	(6,217)
Net loss attributable to U.S. Well Services, Inc.	(172,367)	(22,272)
Dividends accrued on Series A preferred stock	(1,751)	-
Deemed and imputed dividends on Series A preferred stock	(6,249)	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(180,367)	$(22,272)
Loss per common share (See Note 12):
Basic and diluted	$(3.00)	$(0.45)
Weighted average common shares outstanding:
Basic and diluted	58,620	47,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,167)	$(28,489)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	32,008	37,844
Impairment of long-lived assets	147,543	-
Provision for losses on accounts receivable	9,031	-
Provision for losses on inventory obsolescence	37	12
Loss on disposal of assets	4,244	6,904
Amortization of discount on debt	221	749
Deferred financing costs amortization	359	336
Share-based compensation expense	2,078	1,059
Changes in assets and liabilities:
Accounts receivable	(19,342)	(26,115)
Inventory	(603)	(2,044)
Prepaids and other current assets	945	4,702
Accounts payable	15,825	9,331
Accrued liabilities	(2,702)	8,041
Accrued interest	(18,036)	683
Net cash provided by (used in) operating activities	(11,559)	13,013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,017)	(52,442)
Proceeds from sale of property and equipment	14,907	-
Net cash used in investing activities	(20,110)	(52,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	9,476	9,025
Repayment of revolving credit facility	(2,381)	-
Proceeds from issuance of long-term debt	-	35,000
Repayments of long-term debt	(2,500)	-
Repayments of notes payable	(2,042)	(2,179)
Repayments of amounts under equipment financing	(1,308)	(6,683)
Principal payments under finance lease obligation	(1,393)	(4,379)
Deferred financing costs	-	(1,487)
Net cash provided by (used in) financing activities	(148)	29,297
Net decrease in cash and cash equivalents and restricted cash	(31,817)	(10,132)
Cash and cash equivalents and restricted cash, beginning of period	41,404	30,036
Cash and cash equivalents and restricted cash, end of period	$9,587	$19,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow disclosure:
Interest paid	$25,121	$3,359
Non-cash investing and financing activities:
Deemed and imputed dividends on Series A preferred stock	6,249	-
Accrued Series A preferred stock dividends	1,751	-
Changes in accrued and unpaid capital expenditures	11,039	59,784
Assets under finance lease obligations	-	10,451
Financed equipment purchases	-	36,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2018	49,254,760	$5	13,937,332	$1	$204,928	$(17,383)	$52,798	$240,349
Adoption of ASC 606 as of January 1, 2019	-	-	-	-	-	95	27	122
Exercise of warrants	1,412,372	-	-	-	-			-
Restricted stock granted to employees	2,213,027	-	-	-	-	-	-	-
Class A common stock granted to board members	46,875	-	-	-	331	-	87	418
Share-based compensation	-	-	-	-	749	-	206	955
Net loss	-	-	-	-	-	(22,272)	(6,217)	(28,489)
Balance, March 31, 2019	52,927,034	$5	13,937,332	$1	$206,008	$(39,560)	$46,901	$213,355

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2019	62,857,624	$5	5,500,692	$1	$248,302	$(111,201)	$10,633	$147,740
Share-based compensation	-	-	-	-	1,911	-	167	2,078
Tax withholding related to vesting of share-based compensation	(154,253)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(347,714)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(6,249)	-	-	(6,249)
Accrued Series A preferred stock dividends	-	-	-	-	(1,751)	-	-	(1,751)
Net loss	-	-	-	-	-	(172,367)	(10,800)	(183,167)
Balance, March 31, 2020	62,355,657	$5	5,500,692	$1	$242,143	$(283,568)	$-	$(41,419)

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

The Company’s fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. The Company has two designs for hydraulic fracturing units: (1) Conventional Fleets, which are powered by diesel fuel and utilize traditional internal combustion engines, transmissions, and radiators and (2) Clean Fleet®, which replaces the traditional engines, transmissions, and radiators with electric motors powered by electricity generated by natural gas-fueled turbine generators. Both designs utilize high-pressure hydraulic fracturing pumps mounted on trailers. The Company refers to the group of pump trailers and other equipment necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew”.

MPAC was incorporated in Delaware in March 2016 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses.

On November 9, 2018, MPAC acquired USWS Holdings LLC, a Delaware limited liability company (“USWS Holdings”), pursuant to the Merger and Contribution Agreement, dated as of July 13, 2018, and subsequently amended (as amended, the “Merger and Contribution Agreement”). The acquisition, together with the other transactions contemplated by the Merger and Contribution Agreement are referred to herein as the “Transaction”. In connection with the closing of the Transaction, MPAC changed its name to U.S. Well Services, Inc.

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 92% ownership of USWS Holdings as of March 31, 2020.

Unless the context otherwise requires, “the Company”, “we,” “us,” and “our” refer, for periods prior to the completion of the Transaction, to USWS Holdings and its subsidiaries and, for periods upon or after the completion of the Transaction, to U.S. Well Services, Inc. and its subsidiaries, including USWS Holdings and its subsidiaries.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the annual financial statements included in the Company's 2019 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2020 (the “Annual Report”).

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and equity of the Company as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of property and equipment and intangibles, impairment assessments of goodwill and long-lived assets, Level 2 inputs used in fair value estimation of term loans, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of share-based compensation and certain equity instruments. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in capital expenditures related to approved fleet expansion in amounts of $0.5 million and a nominal amount, respectively, as of March 31, 2020, and $0.5 million and $7.1 million, respectively, as of December 31, 2019.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the condensed consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$9,068	$33,794
Restricted cash	519	7,610
Cash and cash equivalents and restricted cash	$9,587	$41,404

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of March 31, 2020 and December 31, 2019, the Company had reserves of $0.4 million and $0.6 million, respectively, for obsolete and slow-moving inventory.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. Amounts spent for maintenance and repairs, which do not improve or extend the life of the related asset, are charged to expense as incurred.

The Company separately identifies and accounts for certain critical components of its hydraulic fracturing units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components. For our other service equipment, we do not separately identify and track depreciation of specific original components. When we replace components of these assets, we typically have to estimate the net book values of the components that are retired, which are based primarily upon their replacement costs, their ages and their original estimated useful lives.

In the first quarter of 2020, our review of impairment of long-lived assets (refer to “Note 5 – Goodwill and Intangible Assets”) necessitated a review of the useful lives of our property and equipment. Current trends in hydraulic fracturing equipment operating conditions, such as increasing treating pressures and higher pumping rates, along with the increase in daily pumping time are shortening the useful life of certain critical components we use. We determined that the average useful life for fluid ends and fuel injectors is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead expensed as incurred. This change in accounting estimate was made effective in March 2020 and was accounted for prospectively.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgements regarding indicators of potential impairment are based on market conditions and operational performance of the business.

As of December 31, or as required, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that a reporting unit’s carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to perform a single step quantitative analysis in which the carrying amount of the reporting unit is compared to its fair value, which the Company estimates using a guideline public company method, a form of the market approach. The guideline public company method utilized the trading multiples of similarly traded public companies as they related to the Company’s operating metrics. An impairment charge would be recognized for the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value, and only limited to the total amount of goodwill allocated to the reporting unit.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2020 and December 31, 2019:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $223.0 million and approximates carrying value as of March 31, 2020 and December 31, 2019, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of March 31, 2020 and December 31, 2019.

Revenue Recognition

The Company recognizes revenue based on the customer’s ability to benefit from the services rendered in an amount that reflects the consideration expected to be received in exchange for those services.

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

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each customer. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company held a reserve for doubtful accounts of $9.0 million and a nominal amount as of March 31, 2020 and December 31, 2019, respectively. The reserve was recorded as of March 31, 2020 due to growing uncertainty as to collectability of billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers on collecting these receivables.

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

The following table shows the percentage of revenues from our significant customers for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Customer A	23.6%	10.2%
Customer B	13.9%	*
Customer C	13.8%	*
Customer D	12.7%	20.0%
Customer E	*	15.5%
Customer F	*	12.0%
Customer G	*	10.9%

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Customer A	14.1%	12.0%
Customer B	13.8%	10.3%
Customer C	11.7%	*
Customer D	16.7%	12.1%
Customer E	*	*
Customer F	*	*
Customer G	9.7%	34.5%
Customer H	12.7%	15.9%

An asterisk indicates that trade receivable is less than ten percent.

Income Taxes

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in the Annual Report, that are of significance, or potential significance to the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous two-step quantitative test of goodwill impairment. Under the new guidance, the quantitative test consists of a single step in which the carrying amount of the reporting unit is compared to its fair value. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the amount of the impairment would be limited to the total amount of goodwill allocated to the reporting unit. The guidance does not affect the existing option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The new guidance will be effective for emerging growth companies for fiscal years beginning after December 15, 2021; however, early adoption is permitted. The Company early adopted this guidance during the first quarter of 2020. The Company’s impairment analysis did not result in any impairment of goodwill.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid insurance	$8,775	$11,127
Income tax receivable	1,567	810
Other current assets	2,044	1,395
Total prepaid expenses and other current assets	$12,386	$13,332

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. The Company performs impairment analysis related to goodwill as of December 31 of each year, or when the Company identifies certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount.

In the first quarter of 2020, the Company performed impairment reviews of goodwill and long-lived assets. The impairment reviews were triggered by the sudden and drastic decline in oil prices in March 2020 and the corresponding decrease in the Company’s stock price, operating results and revised forecasts.

The Company performed a quantitative goodwill impairment test, utilizing the single-step approach to compare the carrying value of the reporting unit to its estimated fair value. The estimated fair value of the reporting unit was determined using a guideline public company method, a form of the market approach. The guideline public company method utilized the trading multiples of similarly traded public companies as they related to our operating metrics. Based on the impairment test, the Company determined that goodwill was not impaired as the reporting unit’s carrying value, after accounting for the impairment charges of long-lived assets, did not exceed the reporting unit’s fair value.

Intangible Assets

A summary of intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of March 31, 2020
Trademarks	10	1,415	-	1,415
Patents	20	12,776	-	12,776
		$14,191	$-	$14,191
As of December 31, 2019
Trademarks	10	3,132	913	2,219
Patents	20	22,955	3,348	19,607
		$26,087	$4,261	$21,826

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets for the three months ended March 31, 2020 and 2019 was $0.4 million and $1.9 million, respectively, and was included as part of depreciation and amortization in the condensed consolidated statements of operations.

As discussed above, the Company identified a triggering event in the first quarter of 2020 and performed a quantitative impairment test on long-lived assets. The expected present value method, a form of the income approach, was utilized to determine the fair value of long-lived assets. This method is based on expected cash flows using a risk-adjusted discount rate, which reflects the weighted average cost of capital of similarly traded public companies. As a result of the impairment test performed, the Company recorded an impairment charge of $7.2 million to reduce the carrying value of intangible assets from $21.4 million to $14.2 million, representing its fair value.

The estimated amortization expense for future periods is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
Remainder of 2020	$760
2021	1,014
2022	1,014
2023	1,014
2024	1,014
Thereafter	9,375
Total	$14,191

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2020	December 31, 2019
Fracturing equipment	1.5 to 25 years	$257,728	$651,162
Light duty vehicles	5 years	2,106	8,188
Furniture and fixtures	5 years	66	277
IT equipment	3 years	1,417	6,724
Auxiliary equipment	2 to 20 years	12,223	38,502
Leasehold improvements	Term of lease	288	725
		273,828	705,578
Less: Accumulated depreciation and amortization		-	(263,968)
Property and equipment, net		$273,828	$441,610

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $32.0 million and $37.8 million, respectively.

As a result of the impairment test on long-lived assets described in “Note 5 – Goodwill and Intangible assets,” the Company recorded an impairment charge of $140.3 million to reduce the carrying value of property and equipment from $414.1 million to $273.8 million, representing its fair value.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and benefits	$10,282	$9,356
Accrued taxes	6,312	9,817
Accrued interest	154	18,190
Other current liabilities	1,744	3,118
Accrued expenses and other current liabilities	$18,492	$40,481

NOTE 8 – NOTES PAYABLE

Notes payable represents premium finance agreements with a credit finance institution to pay the premiums on insurance policies for the Company’s directors and officers’ liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. These premium finance agreements had total balances of $6.0 million and $8.1 million as of March 31, 2020 and December 31, 2019, respectively.

NOTE 9 – DEBT

Long-term debt as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Senior Secured Term Loan	$247,500	$250,000
ABL Credit Facility	47,185	40,090
Equipment financing	14,757	16,065
Capital leases	9,081	10,474
Total debt	318,523	316,629
Unamortized discount on debt and debt issuance costs	(8,933)	(9,449)
Current maturities	(11,836)	(22,288)
Net Long-term debt	$297,754	$284,892

Senior Secured Term Loan

During the first quarter of 2020, the Company made principal and interest payments amounting to $2.5 million and $24.3 million, respectively. The interest payments consisted of $17.9 million of accrued interest as of December 31, 2019, and $6.4 million of interest incurred in the first quarter of 2020.

The senior secured term loan was refinanced on April 1, 2020 to a long-term obligation (See Note 18 – Subsequent Events). As the Company had the intent to refinance this obligation as of March 31, 2020, and such refinancing was completed on April 1, 2020, the outstanding balance of the senior secured term loan amounting to $247.5 million as of March 31, 2020 was classified as long-term in our condensed consolidated balance sheet as of March 31, 2020.

ABL Credit Facility

The ABL credit facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. As of March 31, 2020, the borrowing base was $60.0 million and the outstanding revolver loan balance was $47.2 million, classified as long-term debt in the condensed consolidated balance sheets.

On April 1, 2020, the ABL credit facility was amended to extend the maturity from May 7, 2024 to April 1, 2025 and reduce the aggregate revolving commitment to $60.0 million from $75.0 million, in addition to other changes in terms of the ABL credit facility (See Note 18 – Subsequent Events).

Equipment Financing

In March 2020, the Company entered into an agreement with a lender to consolidate various individual equipment financing agreements, which represented substantially all of our equipment financing notes, with the same lender into four notes. The amendments under the consolidated equipment financing agreements pertain to maturity date, interest rate, and date of first installment payment. The total outstanding balance of the consolidated equipment financing agreements as of March 31, 2020 was $14.7 million, payable in equal monthly installments from June 1, 2020 to May 1, 2024, at an interest rate of 5.7%. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt modification did not result in a substantially different debt, and accordingly, no gain or loss was recorded.

The weighted average interest rate of amounts outstanding under equipment financing agreements was 5.7% and 6.4% per annum as of March 31, 2020 and December 31, 2019, respectively.

Payments of Debt Obligations due by Period

Presented in the following table is a schedule of the repayment requirements of long-term debt as of March 31, 2020 (in thousands):

Principal Amount
of Long-term Debt
Remainder of 2020	$10,972
2021	3,519
2022	7,462
2023	8,930
2024	6,705
Thereafter	280,935
Total	$318,523

NOTE 10 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the three months ended March 31, 2020 (in thousands, except share amounts):

	Shares	Amount
Total mezzanine equity as of December 31, 2019	55,000	$38,928
Deemed and imputed dividends on Series A preferred stock	-	6,249
Accrued Series A preferred stock dividends	-	1,751
Total mezzanine equity as of March 31, 2020	55,000	$46,928

In accordance with the Series A preferred stock purchase agreement, subject to there being Series A preferred stock outstanding, the Company will issue an additional 4,399,992 warrants to the purchasers of Series A preferred stock in quarterly installments of 488,888 warrants beginning nine months after May 24, 2019. In February 2020, the Company issued 488,888 additional warrants to the purchasers of Series A preferred stock.

As of March 31, 2020, 55,000 shares of Series A preferred stock were outstanding and convertible into 9,115,615 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $5.8 million and reflected in the carrying value of Series A preferred stock.

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were 55,000 shares of Series A redeemable convertible preferred stock issued and outstanding (See “Note 10 – Mezzanine Equity”).

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 62,355,657 and 62,857,624 shares of Class A common stock issued and outstanding, respectively. At March 31, 2020, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

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

As of March 31, 2020 and December 31, 2019, there were 5,500,692 shares of Class B common stock issued and outstanding.

On April 14, 2020, 485,795 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock.

Warrants

As of March 31, 2020, 9,994,635 public warrants and 15,500,000 private placement warrants were outstanding, and exercisable for an aggregate of 12,747,318 shares of Class A common stock. In addition, as of March 31, 2020, 3,422,221 warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 3,422,221 shares of Class A common stock.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within shareholders’ equity as a separate component and represents approximately 8% ownership of USWS Holdings as of March 31, 2020.

Long-Term Incentive Plan

An aggregate of 8,160,500 shares of Class A common stock were initially available for issuance under the 2018 Long Term Incentive Plan (“LTIP”). Shares issued under the LTIP are further discussed in “Note 13 - Share-Based Compensation”. The aggregate number of shares available for issuance as of March 31, 2020 was 4,812,712.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, exercise of warrants, conversion of Series A preferred stock, conversion of Class B common stock and vesting of restricted shares of Class A common stock.

Basic and diluted net income (loss) per share excludes the income (loss) attributable to and shares associated with the 1,609,677 shares of Class A common stock that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. The Company has included in the calculation accrued dividends on Series A preferred stock and deemed dividends resulting from the amortization of discounts related to the Series A preferred stock.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding for the period (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic Net Income Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(172,367)	$(22,272)
Net loss attributable to cancellable Class A common stock	4,607	732
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(167,760)	(21,540)
Dividends accrued on Series A preferred stock	(1,751)	-
Deemed and imputed dividends on Series A preferred stock	(6,249)	-
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(175,760)	$(21,540)

Denominator:
Weighted average shares outstanding	60,229,277	49,007,755
Cancellable Class A common stock	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	58,619,600	47,398,078
Basic and diluted net income per share attributable to Class A common shareholders	$(3.00)	$(0.45)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended March 31,
	2020	2019
Dilutive earnings per share:
Anti-dilutive stock options	924,990	1,068,162
Anti-dilutive warrants	16,169,539	18,567,805
Anti-dilutive restricted stock	1,685,686	2,748,183
Anti-dilutive Class B common stock convertible into Class A common stock	5,500,692	13,937,332
Anti-dilutive Series A preferred stock convertible into Class A common stock	9,115,615	-
Potentially dilutive securities excluded as anti-dilutive	33,396,522	36,321,482

NOTE 13 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2020		2019
Restricted stock	$1,824		$911
Unrestricted stock	-		104
Stock options	254		44
Total	$2,078	(1)	$1,059	(2)

(1) $918 was presented as part of cost of services and $1,160 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.
(2) $304 was presented as part of cost of services and $755 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2020:

		Weighted- average
	Unvested shares	grant-date fair value per share
Non-vested restricted stock as of December 31, 2019	2,723,637	$8.87
Granted	-	-
Vested	(690,237)	8.87
Forfeited	(347,714)	8.91
Non-vested restricted stock as of March 31, 2020	1,685,686	$8.86

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Number of shares	Weighted average exercise price (per share data)	Weighted Average Remaining Contractual Life (years)
Outstanding as of December 31, 2019	1,068,162	$8.91	6.21
Exercised	-	-	-
Forfeited	(143,172)	8.91	-
Outstanding as of March 31, 2020	924,990	$8.91	5.96
Exercisable as of March 31, 2020	267,041	$8.91	5.96

As of March 31, 2020, total unrecognized compensation cost related to stock-based compensation grants under the LTIP was $14.7 million. We expect to recognize these costs over a weighted average period of 2.9 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

In 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matched 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. Beginning in the second quarter of 2020, the Company suspended its match of employee contributions. For the three months ended March 31, 2020 and 2019, matching contributions were $1.0 million and $1.1 million, respectively. The matching contributions were included in cost of services and selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE 15 – INCOME TAXES

On March 27, 2020, the President signed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) into law. The CARES Act contains several corporate income tax provisions, including, among other things, providing a 5-year carryback of net operating loss (“NOL”) tax carryforwards generated in tax years 2018, 2019, and 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, temporarily liberalizing the interest deductions rules under Section 163(j) of the Tax Cuts and Jobs Act of 2017, and making corporate alternative minimum tax credits immediately refundable. The Company anticipates carrying back its 2018 NOL to claim a refund of approximately $0.8 million and is also still evaluating the other potential effects of the CARES Act.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the taxing authorities.

The Company’s effective tax rate on continuing operations for the three months ended March 31, 2020 was (0.41)%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, flow-through income not subject to tax, and a valuation allowance.

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

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of March 31, 2020 or December 31, 2019. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

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

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of March 31, 2020, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the condensed consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of March 31, 2020 (in thousands):

		Minimum
	Contracted	Commitments
Remainder of 2020	$23,984	$12,081
2021	11,340	960
Total	$35,324	$13,041

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event we procured no additional proppant under the contracts subsequent to March 31, 2020.

During the first quarter of 2019, we became involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of March 31, 2020, we have excluded $47.1 million and $48.0 million of contracted and minimum commitments, respectively, related to this contract. The litigation involving the contract in dispute is in the discovery stage, and as such no prediction can be made as to the outcome of the case at this time and we are unable to reasonably estimate the potential losses or range of losses resulting from this litigation, if any.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense for the three months ended March 31, 2020 and 2019 was $0.7 million for both periods, of which $0.5 million and $0.6 million, respectively, are recorded as part of cost of services and $0.2 million, and $0.1 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases as of March 31, 2020 (in thousands):

Remainder of 2020	$1,120
2021	1,071
2022	826
2023	288
2024	258
Thereafter	67
Total minimum future rentals, net	$3,630

On April 1, 2020, the Company entered into an agreement to extend the lease on one of its facilities. The extended term of the lease is for a period of 36 months commencing on April 1, 2020, with rent throughout the term totaling $0.7 million. The effects of this lease extension is not included in the table of minimum future payments above.

Capital Lease Agreements

The total amount of future minimum lease payments related to the capital leases as of March 31, 2020 was $9.5 million, which amount is due in the remainder of 2020. This amount included imputed interest totaling $0.4 million.

Self-insurance

Beginning June 2014, the Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.5 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020 and 2019, the Company purchased $1.9 million in chemicals used for its hydraulic fracturing operations from Rockwater Energy Solutions (“Rockwater”), a subsidiary of Select Energy Services (“Select Energy”). Rockwater is considered a related party since Select Energy and the Company share two board members and a common investor, Crestview Partners (“Crestview”). As of March 31, 2020 and December 31, 2019, the Company had $2.1 million and $3.2 million, respectively, in accounts payable owed to Rockwater.

On May 24, 2019, Crestview purchased 20,000 shares of Series A preferred stock for a total payment of $20.0 million. Along with the Series A preferred stock, Crestview received 1,066,666 initial warrants and the right to receive up to 1,600,002 additional warrants.

NOTE 18 – SUBSEQUENT EVENTS

Series B Redeemable Convertible Preferred Stock

On March 31, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell in a private placement 21,000 shares of Series B Redeemable Convertible preferred stock, par value $0.0001 per share (“Series B preferred stock”), for an aggregate purchase price of $21.0 million. On April 1, 2020 (the “Series B Closing Date”), the Purchasers purchased the Series B preferred stock. Two of the purchasers of the Series B preferred stock were affiliates of Crestview, which held, prior to the issuance, an aggregate 36.67% ownership interest in the Company and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s board of directors.

In connection with the Purchase Agreement, the Company adopted and filed with the Secretary of State of the State of Delaware the Certificate of Designations of the Company as an amendment to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) to authorize and establish the rights, preferences and privileges of the Series B preferred stock. The Series B preferred stock is a new class of equity interests that ranks senior to the Class A common stock and Class B common stock and in parity with the Series A preferred stock, with respect to distributions. The Series B preferred stock will have only specified voting rights, including with respect to the issuance or creation of senior securities, amendments to the Charter that negatively impact the rights of the Series B preferred stock and the payment of dividends on, or repurchase or redemption of, Class A common stock.

The Company has the option, but no obligation, to redeem the Series B preferred stock for cash. If the Company notifies the holders that it has elected to redeem Series B preferred stock, a holder may instead elect to convert its shares at the ordinary conversion price, which is initially $0.308. The Series B preferred stock converted in response to a redemption notice will net settle for a combination of cash and Class A common stock.

Each holder of Series B preferred stock may convert all or any portion of its Series B preferred stock into Class A common stock based on the then-applicable liquidation preference, subject to anti-dilution adjustments, at any time, but not more than once per quarter, so long as any conversion is for at least $1.0 million based on the liquidation preference on the date of the conversion notice.

Following the eighteen-month anniversary of the Series B Closing Date, the Company may cause the conversion of all or any portion of the Series B preferred stock into Class A common stock if (i) the closing price of the Class A common stock is greater than 130% of the conversion price for 20 days over any 30-day trading period; (ii) the average daily trading volume of the Class A common stock exceeded 250,000 for 20 days over any 30-day trading period; and (iii) the Company has an effective registration statement on file with the Securities and Exchange Commission covering resales of the underlying Class A common stock to be received upon such conversion. The Company is still in the process of evaluating the accounting impact of issuing the Series B preferred stock.

Amendment to Senior Secured Term Loan

On April 1, 2020, the Company, USWS LLC, as the borrower, and all of the other subsidiaries of the Company entered into a Second Amendment (the “Term Loan Amendment”) to the senior secured term loan with CLMG Corp., as administrative and collateral agent, and the lenders party thereto.

Pursuant to the Term Loan Amendment, the interest rate on amounts outstanding under the senior secured term loan was reduced to 0.0% and scheduled principal amortization payments was suspended for the period beginning April 1, 2020 and ending March 31, 2022. Beginning April 1, 2022, the senior secured term loan, as amended by the Term Loan Amendment, will resume incurring interest at the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%, and scheduled principal amortization payments equal to 0.5% of the initial principal balance of the term loans will resume on a quarterly basis commencing June 30, 2022. Additionally, pursuant to the Term Loan Amendment, certain other covenants were amended including, but not limited to, covenants relating to collateral inspections and excess cash flow, and the maturity date for the senior secured term loan was extended for 18 months to November 27, 2025.

In exchange for entering into the Term Loan Amendment, the lenders under the senior secured term loan received an extension fee comprised of a $20.0 million cash payment, 1,050 shares of Series B preferred stock and 5,529,622 shares of Class A common stock. The Company is still in the process of evaluating the accounting impact of the Term Loan Amendment.

Amendment to ABL Credit Facility

On April 1, 2020, the Company, USWS LLC, and all of the other subsidiaries of the Company entered into the First Amendment (the “ABL Amendment”) to the ABL Credit Facility with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer.

Pursuant to the ABL Amendment, the aggregate revolving commitment under the ABL Credit Facility was reduced from $75.0 million to $60.0 million, the maturity date was extended from May 7, 2024 to April 1, 2025, and the interest rate margin applicable to borrowings under the ABL Credit Facility was increased by 0.50% per annum. In addition, the borrowing base under the ABL Credit Facility was amended to include a FILO Amount (as defined in the ABL Amendment) which increases borrowing base availability by up to the lesser of (i) $4.0 million and (ii) 5.0% of the value of eligible accounts receivable, subject to scheduled monthly reductions. Loans under the ABL Credit Facility which are advanced in respect of the FILO Amount accrue interest at a rate that is 1.50% higher than the rate applicable to other loans under the ABL Credit Facility, and may be repaid only after all other loans under the ABL Credit Facility have been repaid. The Company is still in the process of evaluating the accounting impact of the ABL Amendment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of U.S. Well Services, Inc. together with its subsidiaries for the three months ended March 31, 2020 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, and the consolidated financial statements and notes thereto. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These are based on our current expectation, belief and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include geological, operating and economic factors and declining prices and market conditions, including reduced expected or realized oil and gas prices (including the recent significant decline in oil prices since the beginning of 2020) and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service; the effectiveness of management's strategies and decisions; our ability to obtain financing, raise capital and continue as a going concern; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; our ability to collect accounts receivable; compliance with our debt agreements and equity-related securities; volatility in market prices; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as natural disasters, catastrophes and severe weather conditions, including floods, hurricanes and earthquakes; public health crises, such as a pandemic, including the recent COVID-19 coronavirus pandemic; and acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operation. This Report identifies other factors that could cause such differences. We cannot assure that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under "Risk Factors" in this Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “USWS”, “we”, or “our” shall mean U.S. Well Services, Inc. and its subsidiaries.

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

Materials include the cost of sand delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and quality of sand and chemicals utilized when providing hydraulic fracturing services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees, as well as severance costs. A majority of our employees are paid on an hourly basis. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our hydraulic fracturing fleets. Maintenance and repair costs are expensed as incurred.

The following table presents our cost of services for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Materials	$10,449	$21,043
Transportation	9,544	14,804
Labor	33,109	32,064
Maintenance	15,871	19,352
Other (1)	16,180	22,418
Cost of services	$85,153	$109,681

(1)	Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

The global health and economic crisis sparked by the COVID-19 pandemic significantly impacted industry activity during the quarter. This impact was amplified late in the quarter by the sharp decrease in commodity prices following indications that Saudi Arabia and Russia would increase oil production, exacerbating already oversupplied market conditions. Weaker economic activity and lower demand for crude oil, driven by the onset of the COVID-19 pandemic, adversely impacted our business during the quarter, resulting in a sharp decrease in both our active fleet count and the utilization of our active fleets. As such, we are experiencing considerable uncertainty in our near-term business prospects and ability to forecast future financial performance.

In response to the challenging business and operating environment created by the COVD-19 pandemic, we have taken proactive measures to safeguard the physical health of our employees and the financial health of our business. Employees capable of working from home have been mandated to do so, and field employees are monitored for symptoms. Beginning in February, we took swift action to reduce costs, rationalizing the size of the organization to match activity through reductions-in-force, and also furloughing employees, reducing compensation levels across the board, and closing facilities. Recently, we completed an offering of redeemable convertible preferred equity concurrent with the amendment of certain terms of our debt instruments in order to provide us with greater liquidity and financial flexibility (See “Note 18- Subsequent Events” in the Notes to Condensed Consolidated Financial Statements). We also expect to substantially limit growth capital expenditures for the foreseeable future.

Ultimately, the impact of the COVID-19 pandemic on our business will be determined by the duration of the economic shutdown it causes and the magnitude of resulting reduction in crude oil demand. We expect second quarter results to reflect a significant reduction in our activity, and that financial performance will be highly uncertain for any future quarters during which depressed economic conditions persist.

Results of Operations
(in thousands, except percentages)

	Three Months Ended March 31,
	2020	% (1)	2019	% (1)	Variance	% Variance
Revenue	$112,035	100.0%	$139,772	100.0%	$(27,737)	(19.8)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	85,153	76.0%	109,681	78.5%	(24,528)	(22.4)%
Depreciation and amortization	32,008	28.6%	37,844	27.1%	(5,836)	(15.4)%
Selling, general and administrative expenses	19,058	17.0%	8,620	6.2%	10,438	121.1%
Impairment of long-lived assets	147,543	131.7%	-	0.0%	147,543	100.0%
Loss on disposal of assets	4,244	3.8%	6,904	4.9%	(2,660)	(38.5)%
Loss from operations	(175,971)	(157.1)%	(23,277)	(16.7)%	(152,694)	* (2)
Interest expense, net	(7,952)	(7.1)%	(5,115)	(3.7)%	(2,837)	55.5%
Other income	6	0.0%	27	0.0%	(21)	(77.8)%
Income tax expense (benefit)	(750)	(0.7)%	124	0.1%	(874)	* (2)
Net loss	$(183,167)	(163.5)%	$(28,489)	(20.4)%	$(154,678)	* (2)

(1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2) Not meaningful.

Revenues. The decrease in revenues was primarily attributable to increasing amount of self-sourcing by customers of lower-margin consumables such as sand, chemicals, and sand transportation. We expect the industry trend of E&P companies self-sourcing to continue, resulting in decreasing revenues from consumables as compared to prior years in which we provided these consumables to our customers. In addition, we anticipate further declines in revenues as long as the industry conditions discussed in the Significant Trends section above continue.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization both in dollars and as a percentage of revenues, was primarily attributable to the change in revenue mix discussed above offset in part by $2.3 million of severance recorded in the current period. Similar to revenues, we anticipate cost of services, excluding depreciation and amortization to decline as long as the reduced activity levels and cost cutting measures described in the Significant Trends section above continue.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to fully depreciated conventional fleets and a $3.5 million decrease in depreciation related to equipment under capital lease agreement that was substantially depreciated at the end of 2019. We expect the trend of declining depreciation and amortization to continue as a result of impairment losses recognized on long-lived assets.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to our recording of a bad debt reserve of $9.0 million due to growing uncertainty as to collectability of billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers on collecting these receivables. In addition, severance cost increased $0.5 million due to employee terminations during the quarter, and share-based compensation expense increased $0.5 million due to a full quarter of expense recognized in the current quarter as certain stock-based awards were granted near the end of the prior comparable quarter.

Impairment of long-lived assets. As a result of impairment tests that we performed in the first quarter of 2020, we determined that the carrying value of long-lived assets exceeded their fair value, and recorded an impairment charge to reduce the carrying value of property and equipment, and finite-lived intangible assets to fair value (See “Note 5 – Goodwill and Intangible Assets” and “Note 6 – Property and Equipment, Net” in the Notes to Condensed Consolidated Financial Statements).

Loss on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. Going forward, as we expense fluid ends and fuel injectors (See Property and Equipment in “Note 2 – Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements), we expect to see a reduction in the loss on disposal of assets.

Interest expense, net. The increase was primarily attributable to an increase in our average debt balance resulting from the senior secured term loan obtained in May 2019.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, proceeds from the issuance of equity, borrowings under our revolving credit facility and senior secured term loan and borrowing capacity under our revolving credit facility.

On March 31, 2020, we entered into a purchase agreement with certain institutional investors (collectively, the “Purchasers”), pursuant to which we agreed to issue and sell in a private placement 21,000 shares of Series B Redeemable Convertible preferred stock, par value $0.0001 per share (“Series B preferred stock”), for an aggregate purchase price of $21.0 million. On April 1, 2020, the Purchasers purchased the Series B preferred stock.

On April 1, 2020, we entered into agreements to amend our existing senior secured term loan and revolving credit facility. Pursuant to the amendment to our senior secured term loan, the interest rate on the outstanding loan was reduced to zero and the scheduled principal amortization payments were suspended for the period beginning April 1, 2020 and ending March 31, 2022. In addition, the maturity date for the senior secured term loan was extended for 18 months to November 27, 2025. Pursuant to the amendment to our revolving credit facility, the aggregate revolving commitment was reduced from $75.0 million to $60.0 million, the maturity date was extended from May 7, 2024 to April 1, 2025, and the interest rate margin applicable to borrowings under our revolving credit facility was increased by 0.50% per annum.

For more information regarding the issuance of the Series B preferred stock and amendments to our senior secured term loan and revolving credit facility, please refer to “Note 18 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2020, our senior secured term loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations. In addition, all borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of March 31, 2020, we were in compliance with all of the covenants under our senior secured term loan and our revolving credit facility.

We believe that our current cash position, working capital balance, cash generated from operations, favorable payment terms under our amended senior secured term loan, proceeds from the recent issuance of Series B preferred stock, and borrowing capacity under our revolving credit facility will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. While we are focused on maintaining adequate liquidity to fund our operations, service our debt and fund capital expenditures, sustained weakness or further deterioration in industry activity may make it difficult for us to do so.

Cash Flows
(in thousands)
	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(11,559)	$13,013
Investing activities	(20,110)	(52,442)
Financing activities	(148)	29,297

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash used in operating activities was $11.6 million for the three months ended March 31, 2020, a decrease of $24.6 million from the prior corresponding period. This decrease was primarily attributable to interest payments amounting to $24.3 million related to our senior secured term loan. The $24.3 million in interest payments represented interest from May 7, 2019 through March 31, 2020 under the senior secured term loan. With the entry into the amendment to our senior secured term loan on April 1, 2020, we have no interest coming due on the senior secured term loan over the next twelve months.

Net Cash used in Investing Activities. Net cash used in investing activities primarily relates to the purchase of property and equipment. Net cash used in investing activities was $20.1 million for the three months ended March 31, 2020, primarily due to purchases of property and equipment amounting to $35.0 million, $11.6 million of which related to maintaining and supporting our existing hydraulic fracturing equipment, and $23.4 million of which related to growth. This was offset in part by proceeds of $14.9 million from the sale of certain property and equipment.

Net Cash Provided by Financing Activities. During the three months ended March 31, 2020, cash used in financing activities reflects payments of amounts outstanding under our long term debt, note payable, equipment financing arrangements, and finance leases amounting to $2.5 million, $2.0 million, $1.3 million, and $1.4 million, respectively, offset in part by net issuances under our revolving credit facility of $7.1 million. We expect cash used in financing activities to increase in the second quarter as we make payments on our outstanding borrowings under our ABL credit facility, capital lease obligations and equipment financing obligations. As a result of declining revenues, we expect our borrowing base to decrease sequentially in the second quarter of 2020. With the entry into the amendment of our senior secured term loan on April 1, 2020, we have no scheduled quarterly principal payments due over the next twelve months.

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

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. As discussed in the Significant Trends section above, we expect to substantially limit growth capital expenditures for the foreseeable future. We intend to fund the majority of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations, borrowing capacity under our revolving credit facility and other financing sources.

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of March 31, 2020 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Senior Secured Term Loan	$-	$5,000	$12,500	$230,000	$247,500
ABL Credit Facility	-	-	47,185	-	47,185
Equipment financing	2,755	7,329	4,673	-	14,757
Notes payable	6,025	-	-	-	6,025
Capital lease obligations (1)	9,081	-	-	-	9,081
Estimated interest payments (2)	2,941	29,838	65,141	4,322	102,242
Operating lease obligations (3)	1,661	2,178	512	-	4,351
Purchase commitments (4)	6,978		-	-	6,978
Sand purchase agreements (5)	12,321	720	-	-	13,041
Total	$41,762	$45,065	$130,011	$234,322	$451,160

(1)	Capital lease obligations consist of our obligations on capital leases of fracturing equipment.
(2)	Estimated interest payments reflect the impact of amendment to our senior secured term loan and amendment to our revolving credit facility on April 1, 2020.
(3)	Operating lease obligations are related to our facilities and reflect the impact of a lease extension agreement on April 1, 2020.
(4)	Purchase commitments relate to purchase agreements with a vendor to purchase certain components for use by our fleets.
(5)

Sand purchase agreements relate to supply agreements with vendors for sand purchases. The purchase commitments disclosed represent the aggregate amounts that we would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to March 31, 2020.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include the operating leases and purchase commitments disclosed in the “Contractual Obligations” section herein. For further description of such operating leases and purchase commitments, see “Note 16 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

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

We are subject to interest rate risk on our senior secured term loan. This loan is subject to an annual interest rate that is indexed to the London Interbank Offered Rate (“LIBOR”). Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The impact of a 1% increase in interest rates on this debt would result in an increase in interest expense of approximately $2.9 million annually.

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of March 31, 2020.

The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk in that customers may be similarly affected by changes in economic and industry conditions. We extend credit to customers and other parties in the normal course of our business. We manage our credit exposure by performing credit evaluations of our customers and maintaining an allowance for doubtful accounts. As of March 31, 2020, we recorded a reserve for doubtful accounts of $9.0 million, which was primarily driven by growing uncertainty that we will be able collect billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers to collect on our receivables.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

No material changes have occurred from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than the additional risk factor disclosed below. See also Part I, Item 2 (Forward-Looking Statements) of this Quarterly Report on Form 10-Q.

The volatility of oil and natural gas prices may continue to adversely affect the demand for our services and negatively impact our results of operations.

The demand for our services is substantially influenced by current and anticipated crude oil and natural gas commodity prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in crude oil and natural gas commodity prices (or the perception that crude oil and natural gas commodity prices will decrease) affects the spending patterns of our customers, and the products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. As a result, we have and may continue to experience lower utilization of and may be forced to continue to lower our rates for our equipment and services.

Historical prices for crude oil and natural gas have been extremely volatile and are expected to continue to be volatile. The market prices for crude oil and natural gas depend on factors beyond our control, including worldwide and domestic supplies of crude oil and natural gas and actions taken by foreign oil and gas producing nations. The price of oil has fallen significantly since the beginning of 2020, due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We expect continued volatility in oil and the inability of members of OPEC and other producing countries to adequately address the reduced demand. We expect continued volatility in oil and natural gas prices, as well as in the level of exploration and development activities by our customers.

As a result of declines and volatility in commodity prices, exploration and production companies moved to significantly cut costs, both by decreasing drilling and completion activity and by demanding price concessions from their service providers, including providers of hydraulic fracturing services. In turn, service providers, including hydraulic fracturing service providers, were forced to lower their operating costs and capital expenditures, while continuing to operate their businesses in an extremely competitive environment. Prolonged periods of price instability in the oil and natural gas industry and any significant decline in exploration and development by our customers will adversely affect the demand for our products and services, our financial condition, prospects and results of operations and our ability to service our debt or fund capital expenditures.

Additionally, fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce the demand for oil and natural gas products, creating downward pressure on commodity prices and the prices we are able to charge for our services.

A pandemic or epidemic, including the ongoing COVID-19 global pandemic, and the regulatory steps to reduce its transmission could have a material adverse effect on our business, financial condition, and results of operations.

The outbreak of the COVID–19 coronavirus, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including the COVID–19 coronavirus or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work. The continued spread of the COVID–19 coronavirus and the related mitigation measures has resulted may continue to result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us. If the COVID–19 coronavirus continues to spread or the response to contain the COVID–19 coronavirus pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Future sales or the availability for sale of substantial amounts of our Class A common stock, or the perception that these sales may occur, could adversely affect the trading price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

Our Second Amended and Restated Certificate of Incorporation (as amended, the “Second Amended and Restated Charter”) authorizes us to issue 400,000,000 shares of Class A common stock, of which 68,364,500 shares were outstanding as of May 1, 2020, and 10,000,000 shares of preferred stock, of which 55,000 shares of Series A preferred stock and 22,050 shares of Series B preferred stock were outstanding as of May 1, 2020. The holders of the Series B preferred stock have the right to convert all or any portion of their shares of Series B preferred stock into shares of Class A common stock and the Series A preferred stock will have the right to convert all or any portion of their shares of Series A preferred stock into shares of Class A common stock beginning in May 2020. In addition, as of May 1, 2020, warrants to purchase up to 16,169,539 shares of our Class A common stock were outstanding and immediately exercisable.

A large percentage of our shares of common stock are held by a relatively small number of investors. We entered into registration rights agreements (the “Registration Rights Agreements”) with certain of those investors in connection with the Transaction and in connection with their subsequent purchase of Series A preferred stock and warrants and the issuance of the Series B preferred stock pursuant to which we have filed, our are obligated to file, registration statements with the SEC to facilitate potential future sales of such shares by them.

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

We are currently not in compliance with NASDAQ Capital Market listing standards. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our Class A common stock and warrants are currently listed on the NASDAQ Capital Market (“NASDAQ”). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards.  On April 21, 2020, we received a notice (the “Notice”) from NASDAQ stating we were not in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”), because the bid price for our Class A common stock had closed below the minimum $1.00 price per share requirement for the last thirty (30) consecutive business days.

The Notice has no immediate effect on our listing on the NASDAQ Capital Market. Given the extraordinary market conditions, Nasdaq has determined to toll the compliance periods for the bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. Accordingly, the compliance periods for the Price-based Requirements will be reinstated on July 1, 2020.

In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with the minimum bid price requirement set forth in the Rule. To regain compliance, the closing bid price of our Class A common stock must meet or exceed $1.00 per share for at least ten consecutive business days before the end of this 180-day period.

If the Company does not regain compliance with the Rule by December 28, 2020, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, the Nasdaq staff will grant an additional 180 calendar days for us to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our Class A common stock will be subject to delisting. We would have the right to appeal a determination to delist our Class A common stock, and the Class A common stock would remain listed on Nasdaq until the completion of the appeal process.

We intend to actively monitor the bid price of our Class A common stock and may, as appropriate, consider available options to regain compliance with the Rule. There can be no assurance we will be able to regain compliance with the Rule by the end of the compliance period.

If our Class A common stock was to be delisted from NASDAQ, trading of our common stock most likely would be conducted in the over–the–counter market on an electronic bulletin board established for unlisted securities such as the OTCQX Market, OTCQB Market or OTC Bulletin Board.  Such trading would likely reduce the market liquidity of our Class A common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our Class A common stock. If our Class A common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our Class A common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker–dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low–priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low–priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low–priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the Class A common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our Class A common stock. Finally, the additional burdens imposed upon broker–dealers by these requirements could discourage broker–dealers from facilitating trades in our Class A common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our Class A common stock. As a result, the ability of our stockholders to resell their shares of Class A common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our Class A common stock from NASDAQ would also make it more difficult for us to raise additional capital.

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

3.3

Certificate of Designations, dated March 31, 2020, of U.S. Well Services, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File no. 001-38025), filed with the SEC on April 2, 2020.

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
4.1

Registration Rights Agreement, dated April 1, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

10.1

First Amendment to Employment Agreement, dated as of March 19, 2020 by and between the Company and Nathan Houston (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on March 20, 2020).

10.2

Purchase Agreement, dated March 31, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

10.3

Second Amendment to the Senior Secured Term Loan Credit Agreement, dated April 1, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 11, LLC, USWS Holdings LLC, CLMG Corp., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to  Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

10.4

First Amendment to ABL Credit Agreement dated as of April 1, 2020, by and among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings, LLC, lenders party thereto, and Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

10.5

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of USWS Holdings LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2020.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer