Form 10-Q
period 2020-06-30
U.S. WELL SERVICES, INC.
filed 2020-08-06
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [✓]No

As of July 31, 2020, the registrant had 68,361,613 shares of Class A Common Stock and 5,014,897 shares of Class B Common Stock outstanding.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,423	$33,794
Restricted cash	519	7,610
Accounts receivable (net of allowance for doubtful accounts of $9,000 and $22 as of June 30, 2020 and December 31, 2019, respectively)	38,459	79,542
Inventory, net	7,779	9,052
Prepaids and other current assets	9,590	13,332
Total current assets	59,770	143,330
Property and equipment, net	258,729	441,610
Intangible assets, net	13,937	21,826
Goodwill	4,971	4,971
Deferred financing costs, net	1,425	1,045
TOTAL ASSETS	$338,832	$612,782
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$48,427	$70,170
Accrued expenses and other current liabilities	13,075	40,481
Notes payable	3,959	8,068
Current portion of long-term equipment financing	3,424	5,564
Current portion of long-term capital lease obligation	7,658	10,474
Current portion of long-term debt	-	6,250
Total current liabilities	76,543	141,007
Long-term equipment financing	11,129	10,501
Long-term debt	239,065	274,391
Other long-term liabilities	1,332	215
TOTAL LIABILITIES	328,069	426,114
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019; aggregate liquidation preference of $62,646 and $59,050 as of June 30, 2020 and December 31, 2019, respectively	53,277	38,928
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares authorized, issued and outstanding as of June 30, 2020; aggregate liquidation preference of $22,716 as of June 30, 2020	21,312	-
STOCKHOLDERS' EQUITY (DEFICIT)
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 68,361,213 shares and 62,857,624 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 5,014,897 shares and 5,500,692 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	1
Additional paid in capital	237,872	248,302
Accumulated deficit	(301,705)	(111,201)
Total stockholders' equity (deficit) attributable to U.S. Well Services, Inc.	(63,826)	137,107
Noncontrolling interest	-	10,633
Total Stockholders' Equity (Deficit)	(63,826)	147,740
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$338,832	$612,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$39,837	$151,419	$151,872	$291,190
Costs and expenses:
Cost of services (excluding depreciation and amortization)	29,011	107,369	114,165	217,048
Depreciation and amortization	17,358	40,322	49,366	78,165
Selling, general and administrative expenses	5,220	7,638	24,277	16,258
Impairment of long-lived assets	-	-	147,543	-
Loss on disposal of assets	853	4,003	5,097	10,908
Loss from operations	(12,605)	(7,913)	(188,576)	(31,189)
Interest expense, net	(5,661)	(7,820)	(13,613)	(12,935)
Loss on extinguishment of debt	-	(12,558)	-	(12,558)
Other income	45	1,686	51	1,712
Loss before income taxes	(18,221)	(26,605)	(202,138)	(54,970)
Income tax expense (benefit)	13	306	(737)	430
Net loss	(18,234)	(26,911)	(201,401)	(55,400)
Net loss attributable to noncontrolling interest	(97)	(5,432)	(10,897)	(11,649)
Net loss attributable to U.S. Well Services, Inc.	(18,137)	(21,479)	(190,504)	(43,751)
Dividends accrued on Series A preferred stock	(1,845)	(660)	(3,596)	(660)
Dividends accrued on Series B preferred stock	(666)	-	(666)	-
Deemed and imputed dividends on Series A preferred stock	(4,504)	(1,560)	(10,753)	(1,560)
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(25,152)	$(23,699)	$(205,519)	$(45,971)
Loss per common share (See Note 12):
Basic and diluted	$(0.38)	$(0.46)	$(3.25)	$(0.92)
Weighted average common shares outstanding:
Basic and diluted	65,011	49,846	61,815	48,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(201,401)	$(55,400)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	49,366	78,165
Impairment of long-lived assets	147,543	-
Provision for losses on accounts receivable	9,031	285
Provision for losses on inventory obsolescence	448	-
Loss on disposal of assets	5,097	10,908
Amortization of discount on debt	1,281	1,168
Deferred financing costs amortization	602	687
Loss on extinguishment of debt	-	12,558
Share-based compensation expense	3,481	3,366
Changes in assets and liabilities:
Accounts receivable	32,053	(50,666)
Inventory	826	(871)
Prepaids and other current assets	3,743	5,712
Accounts payable	(8,332)	2,857
Accrued liabilities	(7,902)	806
Accrued interest	(14,323)	4,436
Net cash provided by operating activities	21,513	14,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40,756)	(144,889)
Proceeds from sale of property and equipment	15,036	-
Net cash used in investing activities	(25,720)	(144,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	11,250	49,025
Repayment of revolving credit facility	(33,381)	(65,000)
Proceeds from issuance of long-term debt	-	285,000
Repayments of long-term debt	(2,500)	(75,000)
Payment of fees related to debt extinguishment	-	(6,560)
Repayments of notes payable	(4,109)	(4,387)
Repayments of amounts under equipment financing	(1,513)	(63,186)
Principal payments under finance lease obligation	(2,816)	(8,389)
Proceeds from issuance of preferred stock and warrants, net	19,875	54,524
Deferred financing costs	(20,061)	(13,451)
Net cash provided by (used in) financing activities	(33,255)	152,576
Net decrease in cash and cash equivalents and restricted cash	(37,462)	21,698
Cash and cash equivalents and restricted cash, beginning of period	41,404	30,036
Cash and cash equivalents and restricted cash, end of period	$3,942	$51,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow disclosure:
Interest paid	$25,492	$6,679
Income tax paid	-	353
Non-cash investing and financing activities:
Issuance of Class A common stock to senior secured term loan lenders	1,438	-
Issuance of Series B preferred stock to senior secured term loan lenders	1,050
Beneficial conversion feature of Series A preferred stock	-	20,132
Issuance of warrants to purchase common stock associated with Series A preferred stock offering	-	10,720
Deemed and imputed dividends on Series A preferred stock	10,753	1,560
Accrued Series A preferred stock dividends	3,596	660
Accrued Series B preferred stock dividends	666	-
Changes in accrued and unpaid capital expenditures	13,790	22,177
Assets under finance lease obligations	-	10,451
Financed equipment purchases	-	66,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2018	49,254,760	$5	13,937,332	$1	$204,928	$(17,383)	$52,798	$240,349
Adoption of ASC 606 as of January 1, 2019	-	-	-	-	-	95	27	122
Exercise of warrants	2,925,712	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	161,932	-	(161,932)	-	-	-	-	-
Restricted stock granted to employees	2,218,183	-	-	-	-	-	-	-
Class A common stock granted to board members	46,875	-	-	-	331	-	87	418
Share-based compensation	-	-	-	-	2,507	-	651	3,158
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(1,560)	-	-	(1,560)
Accrued Series A preferred stock dividends	-	-	-	-	(660)	-	-	(660)
Net loss	-	-	-	-	-	(43,751)	(11,649)	(55,400)
Balance, June 30, 2019	54,607,462	$5	13,775,400	$1	$236,398	$(61,039)	$41,914	$217,279

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2019	62,857,624	$5	5,500,692	$1	$248,302	$(111,201)	$10,633	$147,740
Class A common stock issuance	5,529,622	1	-	-	1,437	-	-	1,438
Conversion of Class B common stock to Class A common stock	485,795	1	(485,795)	(1)	-	-	-	-
Share-based compensation	-	-	-	-	3,218	-	264	3,482
Tax withholding related to vesting of share-based compensation	(154,253)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(357,575)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(10,753)	-	-	(10,753)
Accrued Series A preferred stock dividends	-	-	-	-	(3,596)	-	-	(3,596)
Accrued Series B preferred stock dividends	-	-	-	-	(666)	-	-	(666)
Net loss	-	-	-	-	-	(190,504)	(10,897)	(201,401)
Balance, June 30, 2020	68,361,213	$7	5,014,897	$-	$237,872	$(301,705)	$-	$(63,826)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands, except share amounts)
(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, March 31, 2019	52,927,034	$5	13,937,332	$1	$206,008	$(39,560)	$46,901	$213,355
Exercise of warrants	1,513,340	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	161,932	-	(161,932)	-	-	-	-	-
Restricted stock granted to employees	5,156	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	1,758	-	445	2,203
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(1,560)	-	-	(1,560)
Accrued Series A preferred stock dividends	-	-	-	-	(660)	-	-	(660)
Net loss	-	-	-	-	-	(21,479)	(5,432)	(26,911)
Balance, June 30, 2019	54,607,462	$5	13,775,400	$1	$236,398	$(61,039)	$41,914	$217,279

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, March 31, 2020	62,355,657	$5	5,500,692	$1	$242,143	$(283,568)	$-	$(41,419)
Class A common stock issuance	5,529,622	1	-	-	1,437	-	-	1,438
Conversion of Class B common stock to Class A common stock	485,795	1	(485,795)	(1)	-	-	-	-
Share-based compensation	-	-	-	-	1,307	-	97	1,404
Restricted stock forfeitures	(9,861)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(4,504)	-	-	(4,504)
Accrued Series A preferred stock dividends	-	-	-	-	(1,845)	-	-	(1,845)
Accrued Series B preferred stock dividends	-	-	-	-	(666)	-	-	(666)
Net loss	-	-	-	-	-	(18,137)	(97)	(18,234)
Balance, June 30, 2020	68,361,213	$7	5,014,897	$-	$237,872	$(301,705)	$-	$(63,826)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company”), f/k/a Matlin & Partners Acquisition Corp (“MPAC”), is a Houston, Texas-based technology-focused oilfield service company focused on hydraulic fracturing for oil and natural gas exploration and production (“E&P”) companies in the United States. The process of hydraulic fracturing involves pumping a pressurized stream of fracturing fluid—typically a mixture of water, chemicals and proppant—into a well casing or tubing in order to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent or proppant, becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

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

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 93% ownership of USWS Holdings as of June 30, 2020.

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

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and equity (deficit) of the Company as of the dates and for the periods presented. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2020.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in capital expenditures related to approved fleet expansion in amounts of $0.5 million and a nominal amount, respectively, as of June 30, 2020, and $0.5 million and $7.1 million, respectively, as of December 31, 2019.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the condensed consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$3,423	$33,794
Restricted cash	519	7,610
Cash and cash equivalents and restricted cash	$3,942	$41,404

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of June 30, 2020 and December 31, 2019, the Company had reserves of $0.2 million and $0.6 million, respectively, for obsolete and slow-moving inventory.

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

In the first quarter of 2020, our review of impairment of long-lived assets (refer to “Note 5 – Goodwill and Intangible Assets”) necessitated a review of the useful lives of our property and equipment. Current trends in hydraulic fracturing equipment operating conditions, such as increasing treating pressures and higher pumping rates, along with the increase in daily pumping time are shortening the useful life of certain critical components we use. We determined that the average useful life of fluid ends and fuel injectors is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead expensed as they are used in operations. This change in accounting estimate was made effective in March 2020 and accounted for prospectively.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2020 and December 31, 2019:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $222.4 million and approximates carrying value as of June 30, 2020 and December 31, 2019, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of June 30, 2020 and December 31, 2019, respectively.

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

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each customer. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company held a reserve for doubtful accounts of $9.0 million and a nominal amount as of June 30, 2020 and December 31, 2019, respectively. The reserve was recorded due to growing uncertainty as to collectability of billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers on collecting these receivables.

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

The following table shows the percentage of revenues from our significant customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Customer A	*	17.2%
Customer B	19.0%	*
Customer C	24.1%	*
Customer D	*	16.1%
Customer E	26.5%	*
Customer F	30.4%	*
Customer G	*	19.9%
Customer I	*	12.5%

	Six Months Ended June 30,
	2020	2019
Customer A	17.2%	13.8%
Customer B	15.2%	*
Customer C	16.4%	*
Customer D	*	18.0%
Customer E	12.5%	*
Customer F	14.6%	*
Customer G	*	15.6%
Customer I	*	14.0%

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Customer A	*	12.0%
Customer B	22.6%	10.3%
Customer C	13.0%	*
Customer D	*	12.1%
Customer E	19.7%	*
Customer F	15.2%	*
Customer G	22.6%	34.5%
Customer H	*	15.9%

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2020, as compared to the recent accounting pronouncements described in the Annual Report, that are of significance, or potential significance to the Company.

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

In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) - Effective Dates for Certain Entities, which provided deferral of the effective dates for implementing previously issued Topic 606 and Topic 842 for one year to give some relief for businesses and the difficulties they are facing during the COVID-19 coronavirus pandemic. The Company adopted Topic 606 on January 1, 2019. We expect to adopt Topic 842 using the effective date of January 1, 2022 as the date of our initial application of the standard.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid insurance	$6,424	$11,127
Income tax receivable	1,567	810
Other current assets	1,599	1,395
Total prepaid expenses and other current assets	$9,590	$13,332

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. The Company performs an impairment analysis related to goodwill as of December 31 of each year, or when the Company identifies certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount.

In the first quarter of 2020, the Company performed an impairment analysis of goodwill and long-lived assets. This impairment analysis was triggered by the sudden and drastic decline in oil prices in March 2020 and the corresponding decrease in the Company’s stock price, operating results and revised forecasts.

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

Intangible Assets

A summary of intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of June 30, 2020
Trademarks	10	1,415	52	1,363
Patents	20	12,776	202	12,574
		$14,191	$254	$13,937
As of December 31, 2019
Trademarks	10	3,132	913	2,219
Patents	20	22,955	3,348	19,607
		$26,087	$4,261	$21,826

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets for the three months ended June 30, 2020 and 2019 was $0.2 million and $1.9 million, respectively, and was included as part of depreciation and amortization in the condensed consolidated statements of operations. Amortization expense related to amortizable intangible assets for the six months ended June 30, 2020 and 2019 was $0.6 million and $3.8 million, respectively.

As discussed above, the Company identified a triggering event in the first quarter of 2020 and performed a quantitative impairment test on long-lived assets. The expected present value method, a form of the income approach, was utilized to determine the fair value of long-lived assets. This method is based on expected cash flows using a risk-adjusted discount rate, which reflects the weighted average cost of capital of similarly traded public companies. As a result of the impairment test performed, the Company recorded in the first quarter of 2020 an impairment charge of $7.2 million to reduce the carrying value of intangible assets from $21.4 million to $14.2 million, representing its fair value on the date of impairment.

The estimated amortization expense for future periods is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
Remainder of 2020	$506
2021	1,014
2022	1,014
2023	1,014
2024	1,014
Thereafter	9,375
Total	$13,937

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2020	December 31, 2019
Fracturing equipment	1.5 to 25 years	$258,759	$651,162
Light duty vehicles	5 years	2,184	8,188
Furniture and fixtures	5 years	67	277
IT equipment	3 years	1,676	6,724
Auxiliary equipment	2 to 20 years	12,720	38,502
Leasehold improvements	Term of lease	287	725
		275,693	705,578
Less: Accumulated depreciation and amortization		(16,964)	(263,968)
Property and equipment, net		$258,729	$441,610

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $17.4 million and $40.3 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $49.4 million and $78.2 million, respectively.

As a result of the impairment test on long-lived assets described in “Note 5 – Goodwill and Intangible Assets,” the Company recorded in the first quarter of 2020 an impairment charge of $140.3 million to reduce the carrying value of property and equipment from $414.1 million to $273.8 million, representing its fair value on the date of impairment.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and benefits	$5,385	$9,356
Accrued taxes	5,383	9,817
Accrued interest	238	18,190
Other current liabilities	2,069	3,118
Accrued expenses and other current liabilities	$13,075	$40,481

NOTE 8 – NOTES PAYABLE

Notes payable represents premium finance agreements with a credit finance institution to pay the premiums on insurance policies for the Company’s directors and officers’ liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. These premium finance agreements had total balances of $4.0 million and $8.1 million as of June 30, 2020 and December 31, 2019, respectively.

NOTE 9 – DEBT

Long-term debt as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Senior Secured Term Loan	$247,500	$250,000
ABL Credit Facility	18,109	40,090
Equipment financing	14,553	16,065
Capital leases	7,658	10,474
Total debt principal balance	287,820	316,629
Unamortized discount on debt and debt issuance costs	(26,544)	(9,449)
Current maturities	(11,082)	(22,288)
Net Long-term debt	$250,194	$284,892

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

Pursuant to the Term Loan Amendment, the interest rate on amounts outstanding under the senior secured term loan was reduced to 0.0% and scheduled principal amortization payments were suspended for the period beginning April 1, 2020 and ending March 31, 2022. Beginning April 1, 2022, the senior secured term loan, as amended by the Term Loan Amendment, will resume incurring interest at the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%, and scheduled principal amortization payments equal to 0.5% of the initial principal balance of the term loans will resume on a quarterly basis commencing June 30, 2022. Additionally, pursuant to the Term Loan Amendment, certain other covenants were amended including, but not limited to, covenants relating to collateral inspections and excess cash flow, and the maturity date of the senior secured term loan was extended to December 5, 2025.

The Company accounted for the Term Loan Amendment as a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, due to the level of concession provided by the lenders under the senior secured term loan. Under this guidance, the future undiscounted cash flows of the senior secured term loan, as amended, exceeded the carrying value, and accordingly, no gain was recognized and no adjustment was made to the carrying value of the debt. Interest expense on the amended senior secured term loan was computed using a new effective rate that equated the present value of the future cash payments specified by the new terms with the carrying value of the debt under the original terms.

In exchange for entering into the Term Loan Amendment, the lenders under the senior secured term loan received an extension fee comprised of a $20.0 million cash payment, 1,050 shares of Series B preferred stock valued at $1.1 million based on the stated liquidation preference of $1,000 per share, and 5,529,622 shares of Class A common stock valued at $1.4 million based on the closing price of the Class A common stock at the date of issuance. The Series B preferred stock issued to the lenders under the senior secured term loan had the same terms as the Series B preferred stock issued to certain institutional investors as described in Note 10 – Mezzanine Equity.

The total fair value of cash and non-cash consideration transferred to the lenders under the senior secured term loan were accounted for as discount on debt issuance and amortized using the effective interest method.

ABL Credit Facility

On April 1, 2020, the Company, USWS LLC, and all of the other subsidiaries of the Company entered into the First Amendment (the “ABL Amendment”) to the ABL Credit Facility with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer.

Pursuant to the ABL Amendment, the aggregate revolving commitment under the ABL Credit Facility was reduced from $75.0 million to $60.0 million, the maturity date was extended from May 7, 2024 to April 1, 2025, and the interest rate margin applicable to borrowings under the ABL Credit Facility was increased by 0.50% per annum and a LIBOR floor of 1% was added. In addition, the borrowing base under the ABL Credit Facility was amended to include a FILO Amount (as defined in the ABL Amendment) which increases borrowing base availability by up to the lesser of (i) $4.0 million and (ii) 5.0% of the value of eligible accounts receivable, subject to scheduled monthly reductions. Loans under the ABL Credit Facility which are advanced in respect of the FILO Amount accrue interest at a rate that is 1.50% higher than the rate applicable to other loans under the ABL Credit Facility, and may be repaid only after all other loans under the ABL Credit Facility have been repaid.

Under ASC 470-50, Modifications and Extinguishments, the Company accounted for the ABL Amendment as a modification since the borrowing capacity of the amended ABL Credit Facility was greater than the borrowing capacity of the old ABL Credit Facility and there was no change in the lenders. Accordingly, any unamortized deferred financing costs associated with the old ABL Credit Facility and fees in connection with the amended ABL Credit Facility were deferred and amortized over its remaining term.

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. As of June 30, 2020, the borrowing base was $27.6 million and the outstanding revolver loan balance was $18.1 million, classified as long-term debt in the condensed consolidated balance sheets.

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

The total outstanding balance of the consolidated equipment financing agreements as of June 30, 2020 was $14.5 million, payable in equal monthly installments through May 1, 2024, at an interest rate of 5.7%.

The weighted average interest rate of amounts outstanding under the equipment financing agreements was 5.7% and 6.4% per annum as of June 30, 2020 and December 31, 2019, respectively.

Payments of Debt Obligations due by Period

Presented in the following table is a schedule of the repayment requirements of long-term debt as of June 30, 2020 (in thousands):

Principal Amount
of Long-term Debt
Remainder of 2020	$9,345
2021	3,519
2022	7,462
2023	8,930
2024	6,705
Thereafter	251,859
Total	$287,820

NOTE 10 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the six months ended June 30, 2020 (in thousands, except share amounts):

	Shares	Amount
Series A preferred stock as of December 31, 2019	55,000	$38,928
Deemed and imputed dividends on Series A preferred stock	-	10,753
Accrued Series A preferred stock dividends	-	3,596
Series A preferred stock as of June 30, 2020	55,000	$53,277

In accordance with the Series A preferred stock purchase agreement, subject to there being Series A preferred stock outstanding, the Company will issue an additional 4,399,992 warrants to the purchasers of Series A preferred stock in quarterly installments of 488,888 warrants beginning nine months after May 24, 2019. During the six months ended June 30, 2020, the Company issued 977,776 additional warrants to the purchasers of Series A preferred stock.

As of June 30, 2020, 55,000 shares of Series A preferred stock were outstanding and convertible into 9,392,230 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $7.6 million and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) activities for the six months ended June 30, 2020 (in thousands, except share amounts):

	Shares	Amount
Series B preferred stock as of December 31, 2019	-	$-
Proceeds from issuance of Series B preferred stock	21,000	21,000
Issuance of Series B preferred stock to senior secured term loan lenders	1,050	1,050
Issuance cost associated with Series B preferred stock	-	(1,404)
Accrued Series B preferred stock dividends	-	666
Series B preferred stock as of June 30, 2020	22,050	$21,312

On March 31, 2020, the Company entered into a purchase agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell in a private placement 21,000 shares of Series B preferred stock, for an aggregate purchase price of $21.0 million. On April 1, 2020 (the “Series B Closing Date”), the Purchasers purchased the Series B preferred stock. Two of the purchasers of the Series B preferred stock were affiliates of Crestview, which held, prior to the issuance, an aggregate 36.67% ownership interest in the Company and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s board of directors.

The Series B preferred stock ranks senior to the Class A common stock and Class B common stock and in parity with the Series A preferred stock, with respect to distributions. The Series B preferred stock has only specified voting rights, including with respect to the issuance or creation of senior securities, amendments to the Charter that negatively impact the rights of the Series B preferred stock and the payment of dividends on, or repurchase or redemption of, Class A common stock.

The Company has the option, but no obligation, to redeem the Series B preferred stock for cash. If the Company notifies the holders that it has elected to redeem the Series B preferred stock, a holder may instead elect to convert its shares of Series B preferred stock at the specified conversion price, which is initially $0.308 per share. The Series B preferred stock converted in response to a redemption notice will net settle for a combination of cash and Class A common stock.

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

The Series B preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the condensed consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control.

As of June 30, 2020, 22,050 shares of Series B preferred stock were outstanding and convertible into 73,754,101 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series B preferred stock was $0.7 million and reflected in the carrying value of Series B preferred stock.

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. See “Note 10 – Mezzanine Equity” for the discussion of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 68,361,213 and 62,857,624 shares of Class A common stock issued and outstanding, respectively. At June 30, 2020, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell over a period of time and from time to time, up to $10.3 million of our Class A common stock. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. The Company did not sell any shares of Class A common stock under this ATM Agreement during the three months ended June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, there were 5,014,897 and 5,500,692 shares of Class B common stock issued and outstanding, respectively.

On April 14, 2020, 485,795 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock.

Warrants

As of June 30, 2020, 9,994,635 public warrants and 15,500,000 private placement warrants were outstanding, and exercisable for an aggregate of 12,747,318 shares of Class A common stock. In addition, as of June 30, 2020, 3,911,109 warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 3,911,109 shares of Class A common stock.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within shareholders’ equity as a separate component and represents approximately 7% ownership of USWS Holdings as of June 30, 2020.

Long-Term Incentive Plan

An aggregate of 8,160,500 shares of Class A common stock were initially available for issuance under the 2018 Long Term Incentive Plan (“LTIP”). Shares issued under the LTIP are further discussed in “Note 13 - Share-Based Compensation”. The aggregate number of shares available for issuance as of June 30, 2020 was 4,870,297.

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

Basic and diluted net income (loss) per share excludes the income (loss) attributable to and shares associated with the 1,609,677 shares of Class A common stock that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. The Company has included in the calculation accrued dividends on Series A and Series B preferred stock and deemed dividends resulting from the amortization of discounts related to the Series A preferred stock.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding for the period (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Net Income ( Loss) Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(18,137)	$(21,479)	$(190,504)	$(43,751)
Net loss attributable to cancellable Class A common stock	438	672	4,835	1,402
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(17,699)	(20,807)	(185,669)	(42,349)
Dividends accrued on Series A preferred stock	(1,845)	(660)	(3,596)	(660)
Dividends accrued on Series B preferred stock	(666)	-	(666)	-
Deemed and imputed dividends on Series A preferred stock	(4,504)	(1,560)	(10,753)	(1,560)
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(24,714)	$(23,027)	$(200,684)	$(44,569)

Denominator:
Weighted average shares outstanding	66,620,619	51,455,923	63,424,948	50,240,247
Cancellable Class A common stock	(1,609,677)	(1,609,677)	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	65,010,942	49,846,246	61,815,271	48,630,570
Basic and diluted net income (loss) per share attributable to Class A common shareholders	$(0.38)	$(0.46)	$(3.25)	$(0.92)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dilutive earnings per share:
Anti-dilutive stock options	877,266	1,068,162	877,266	1,068,162
Anti-dilutive warrants	16,658,427	15,680,651	16,658,427	15,680,651
Anti-dilutive restricted stock	1,675,825	2,748,183	1,675,825	2,748,183
Anti-dilutive Class B common stock convertible into Class A common stock	5,014,897	13,775,400	5,014,897	13,775,400
Anti-dilutive Series A preferred stock convertible into Class A common stock	9,392,230	8,344,828	9,392,230	8,344,828
Anti-dilutive Series B preferred stock convertible into Class A common stock	73,754,101	-	73,754,101	-
Potentially dilutive securities excluded as anti-dilutive	107,372,746	41,617,224	107,372,746	41,617,224

NOTE 13 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Restricted stock	$1,188		$1,940		$3,012		$2,851
Unrestricted stock	-		104		-		208
Stock options	215		263		469		307
Total	$1,403	(1)	$2,307	(2)	$3,481	(3)	$3,366	(4)

(1) $284 was presented as part of cost of services and $1,119 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.
(2) $774 was presented as part of cost of services and $1,533 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.
(3) $1,202 was presented as part of cost of services and $2,279 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.
(4) $1,078 was presented as part of cost of services and $2,288 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2020:

		Weighted- average
	Unvested shares	grant-date fair value per share
Non-vested restricted stock as of December 31, 2019	2,723,637	$8.87
Granted	-	-
Vested	(690,237)	8.87
Forfeited	(357,575)	8.91
Non-vested restricted stock as of June 30, 2020	1,675,825	$8.86

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2020:

	Number of shares	Weighted average exercise price (per share data)	Weighted Average Remaining Contractual Life (years)
Outstanding as of December 31, 2019	1,068,162	$8.91	6.21
Exercised	-	-	-
Forfeited/Expired	(190,896)	8.91	-
Outstanding as of June 30, 2020	877,266	$8.91	5.71
Exercisable as of June 30, 2020	219,317	$8.91	5.71

As of June 30, 2020, total unrecognized compensation cost related to stock-based compensation grants under the LTIP was $13.4 million. We expect to recognize these costs over a weighted average period of 2.6 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

In 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matched 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. At the end of the first quarter of 2020, the Company suspended its match of employee contributions. For the three months ended June 30, 2020 and 2019, matching contributions were $0.0 million and $1.6 million, respectively. For the six months ended June 30, 2020 and 2019, matching contributions were $1.0 million and $2.7 million, respectively. The matching contributions were included in cost of services and selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE 15 – INCOME TAXES

On March 27, 2020, the President signed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) into law. The CARES Act contains several corporate income tax provisions, including, among other things, providing a 5-year carryback of net operating loss (“NOL”) tax carryforwards generated in tax years 2018, 2019, and 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, temporarily liberalizing the interest deductions rules under Section 163(j) of the Tax Cuts and Jobs Act of 2017, and making corporate alternative minimum tax credits immediately refundable. During the second quarter of 2020, the Company filed an application to carry back its 2018 NOLs, claiming a refund of approximately $0.8 million. The Company continues to evaluate other potential effects of the CARES Act.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the taxing authorities.

The Company’s effective tax rate on continuing operations for the six months ended June 30, 2020 was (0.36)%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, flow-through income not subject to tax, and a valuation allowance.

We follow guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of June 30, 2020 or December 31, 2019. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

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

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of June 30, 2020, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the condensed consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of June 30, 2020 (in thousands):

		Minimum
	Contracted	Commitments
Remainder of 2020	$15,516	$8,054
2021	11,340	960
Total	$26,856	$9,014

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event we procured no additional proppant under the contracts subsequent to June 30, 2020.

During the first quarter of 2019, we became involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of June 30, 2020, we have excluded $47.1 million and $48.0 million of contracted and minimum commitments, respectively, related to this contract. The litigation involving the contract in dispute is in the discovery stage, and as such no prediction can be made as to the outcome of the case at this time and we are unable to reasonably estimate the potential losses or range of losses resulting from this litigation, if any.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense for the three months ended June 30, 2020 and 2019 was $0.5 million and $0.7 million, respectively, of which $0.3 million and $0.6 million, respectively, are recorded as part of cost of services and $0.2 million, and $0.1 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

Rent expense for the six months ended June 30, 2020 and 2019 was $1.2 million and $1.3 million, respectively, of which $0.8 million and $1.1 million, respectively, are recorded as part of cost of services and $0.4 million and $0.2 million, respectively, are recorded as part of selling, general administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases as of June 30, 2020 (in thousands):

Remainder of 2020	$850
2021	1,311
2022	1,066
2023	348
2024	258
Thereafter	67
Total minimum future rentals	$3,900

On April 1, 2020, the Company entered into an agreement to extend the lease on one of its facilities. The extended term of the lease is for a period of 36 months commencing on April 1, 2020, with rent throughout the term totaling $0.7 million.

Capital Lease Agreements

The total amount of future minimum lease payments related to the capital leases as of June 30, 2020 was $7.9 million, all of which is due in the remainder of 2020. This amount includes imputed interest totaling $0.3 million.

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.4 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2020, the Company purchased $0.4 million and $2.3 million, respectively, in chemicals used for its hydraulic fracturing operations from Rockwater Energy Solutions (“Rockwater”), a subsidiary of Select Energy Services (“Select Energy”). Rockwater is considered a related party since Select Energy and the Company share one board member and a common investor, Crestview Partners (“Crestview”). As of June 30, 2020 and December 31, 2019, the Company had $1.4 million and $3.2 million, respectively, in accounts payable owed to Rockwater.

On May 24, 2019, Crestview purchased 20,000 shares of Series A preferred stock for a total payment of $20.0 million. Along with the Series A preferred stock, Crestview received 1,066,666 initial warrants and the right to receive up to 1,600,002 additional warrants.

On April 1, 2020, Crestview purchased 11,500 shares of Series B preferred stock for a total payment of $11.5 million. The TCW Group, Inc. purchased 6,500 shares of Series B preferred stock for a total payment of $6.5 million and David Matlin, a member of the Company’s Board of Directors, purchased 1,878 shares of Series B preferred stock for a total payment of $1.9 million.

NOTE 18 – SUBSEQUENT EVENTS

Paycheck Protection Program Loan

In July 2020, the Company received an unsecured $10.0 million loan (the “PPP Loan”) that bears interest at a rate of 1.0% per annum and matures in five years under the Paycheck Protection Program from a commercial bank. The Paycheck Protection Program was established under the CARES Act, as amended, and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Forgiveness is determined, subject to certain limitations, based on the use of the loan proceeds for payroll costs, interest on mortgages or other debt obligations that were in place prior to February 15, 2020, rents and utilities. At least 60% of the proceeds must be used for payroll costs. No assurance can be given that the Company will obtain forgiveness of the PPP Loan either in whole or in part. Monthly principal and interest payments will commence after an initial deferral period as specified under the Paycheck Protection Program on any unforgiven loan proceeds. The lender under the Company’s ABL Credit Facility consented to the incurrence of the PPP Loan.

Third Amendment to the Senior Secured Term Loan Credit Agreement

On July 30, 2020, the Company entered into a Third Amendment to the Senior Secured Term Loan Credit Agreement to make certain modifications and amendments to the credit agreement in order to, among other things, formally document the consent obtained from the lender prior to entering into the PPP Loan. In addition, modifications to the Senior Secured Term Loan Credit Agreement were made which limit the Company’s ability to deploy and use collateral outside of the continental United States and other than in connection with oil and gas fracking and exploration without the prior consent of the Administrative Agent.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of U.S. Well Services, Inc. together with its subsidiaries for the three and six months ended June 30, 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These are based on our current expectation, belief and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include geological, operating and economic factors and declining prices and market conditions, including reduced expected or realized oil and gas prices (including the recent significant decline in oil prices since the beginning of 2020) and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service; the effectiveness of management's strategies and decisions; our ability to obtain financing, raise capital and continue as a going concern; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; our ability to collect accounts receivable; compliance with our debt agreements and equity-related securities; volatility in market prices; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as natural disasters, catastrophes and severe weather conditions, including floods, hurricanes and earthquakes; public health crises, such as a pandemic, including the recent COVID-19 pandemic; and acts of war or terrorist acts and the governmental or military response thereto; cyber-attacks adversely affecting our operation. This Report identifies other factors that could cause such differences. There can be no assurance that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under "Risk Factors" in this Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2020. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “USWS”, “we”, or “our” shall mean U.S. Well Services, Inc. and its subsidiaries.

Overview

We provide high-pressure, hydraulic fracturing services in oil and natural gas basins. Both our conventional and Clean Fleet® hydraulic fracturing fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all of our fleets operate on a 24-hour basis and have the ability to withstand the high utilization rates, which results in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America.

How the Company Generates Revenue

We generate revenue by providing hydraulic fracturing services to our customers. We own and operate a fleet of hydraulic fracturing units to perform these services. We seek to enter into contractual arrangements with our customers or fleet dedications, which establish pricing terms for a fixed duration. Under the terms of these agreements, we charge our customers base monthly rates, adjusted for activity and provision of materials such as proppant and chemicals, or we charge a variable rate based on the nature of the job including pumping time, well pressure, sand and chemical volumes and transportation.

Our Costs of Conducting Business

The principal costs involved in conducting our hydraulic fracturing services are labor, maintenance, materials, and transportation costs. A large portion of our costs are variable, based on the number and requirements of hydraulic fracturing jobs. We manage our fixed costs, other than depreciation and amortization, based on factors including industry conditions and the expected demand for our services.

Materials include the cost of sand delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and quality of sand and chemicals utilized when providing hydraulic fracturing services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees, as well as severance costs. A majority of our employees are paid on an hourly basis. During the three and six months ended June 30, 2020, our labor cost included approximately $2.3 million of severance expense. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our hydraulic fracturing fleets. Maintenance and repair costs are expensed as incurred. During the three and six months ended June 30, 2020, our maintenance costs included $0.4 million related to the disposal of obsolete inventory.

The following table presents our cost of services for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Materials	$2,490	$24,547	$12,938	$45,590
Transportation	1,427	12,534	10,970	27,338
Labor	10,172	35,633	43,281	67,697
Maintenance	6,746	14,535	22,617	33,887
Other (1)	8,176	20,120	24,359	42,536
Cost of services	$29,011	$107,369	$114,165	$217,048

(1)	Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

The global health and economic crisis sparked by the COVID-19 pandemic significantly impacted industry activity during the first half of 2020. This impact was amplified by the sharp decrease in commodity prices following indications that Saudi Arabia and Russia would increase oil production, exacerbating already oversupplied market conditions. Weaker economic activity and lower demand for crude oil, driven by the onset of the COVID-19 pandemic, has adversely impacted our business, resulting in a sharp decrease in both our active fleet count and the utilization of our active fleets. As such, we are experiencing considerable uncertainty in our near-term business prospects and ability to forecast future financial performance.

In response to the challenging business and operating environment created by the COVID-19 pandemic, we have taken proactive measures to safeguard the physical health of our employees and the financial health of our business. Employees capable of working from home have been mandated to do so, and employees are monitored for symptoms. Additionally, all individuals entering into a Company facility or work location undergo a screening process. Beginning in February 2020, we took swift action to reduce costs, rationalizing the size of the organization to match activity through reductions-in-force, furloughing employees, reducing compensation levels across the board, and closing facilities. We have also worked with customers to accelerate the collections of accounts receivables in certain cases and worked with suppliers to reduce our cost of goods and ensure the availability of supply. During the second quarter of 2020, we completed an offering of redeemable convertible preferred equity concurrent with the amendment of certain terms of our debt instruments in order to provide us with greater liquidity and financial flexibility (See “Note 9- Debt” and “Note 10 – Mezzanine Equity” in the Notes to Condensed Consolidated Financial Statements). In addition, we also entered into an equity distribution agreement (the “ATM Agreement”) with Piper Sandler & Co. as sales agent, pursuant to which we may sell, from time to time, up to $10.3 million of our Class A common stock in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. We have also taken advantage of relief offered by the CARES Act with the deferral of the employer portion of social security taxes, the carryback of our 2018 NOLs to prior year taxable income and in July 2020, the receipt of a $10.0 million PPP Loan. We also expect to substantially limit growth capital expenditures for the foreseeable future.

Ultimately, the impact of the COVID-19 pandemic on our business will be determined by the duration and magnitude of the economic downturn it causes and the magnitude of resulting reduction in crude oil demand. We expect hydraulic fracturing activity to continue to be muted throughout the remainder of 2020, and that financial performance will be highly uncertain until global economic recovery accelerates.

Results of Operations

Three months ended June 30, 2020, compared to three months ended June 30, 2019
(in thousands, except percentages)

	Three Months Ended June 30,
	2020	% (1)	2019	% (1)	Variance	% Variance
Revenue	$39,837	100.0%	$151,419	100.0%	$(111,582)	(73.7)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	29,011	72.8%	107,369	70.9%	(78,358)	(73.0)%
Depreciation and amortization	17,358	43.6%	40,322	26.6%	(22,964)	(57.0)%
Selling, general and administrative expenses	5,220	13.1%	7,638	5.0%	(2,418)	(31.7)%
Loss on disposal of assets	853	2.1%	4,003	2.6%	(3,150)	(78.7)%
Loss from operations	(12,605)	(31.6)%	(7,913)	(5.2)%	(4,692)	* (2)
Interest expense, net	(5,661)	(14.2)%	(7,820)	(5.2)%	2,159	(27.6)%
Loss on extinguishment of debt	-	0.0%	(12,558)	(8.3)%	12,558	* (2)
Other income	45	0.1%	1,686	1.1%	(1,641)	* (2)
Income tax expense (benefit)	13	0.0%	306	0.2%	(293)	* (2)
Net loss	$(18,234)	(45.8)%	$(26,911)	(17.8)%	$8,677	* (2)

(1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2) Not meaningful.

Revenue. The decrease in revenue was primarily attributable to the decline in business activity, as our average active fleet count during the period decreased to 4 fleets compared to 11 fleets in the prior comparable period. Revenue was also affected to a lesser extent by the continuing trend of customers self-sourcing lower margin consumables such as sand, chemicals, and sand transportation. We anticipate revenue to continue to be depressed in future quarters as long as the industry conditions discussed in “Significant Trends” above continue. In addition, we expect the trend of customers self-sourcing consumables to continue, resulting in lower revenues from consumables as compared to periods in which we provided these consumables to customers.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization, was attributable to the decline in business activity and significant cost cutting measures implemented in response to current industry conditions as described in “Significant Trends” above as well as a reduction in consumables costs as a result of increased customer self-sourcing. Similar to revenues, we anticipate cost of services, excluding depreciation and amortization, to remain at reduced levels as long as the industry conditions and cost cutting measures described in “Significant Trends” above continue.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets as a result of impairment losses recorded in the first quarter of 2020, and fully depreciated long-lived assets since the end of the prior comparable quarter.

Selling, general and administrative expenses. The decrease in selling, general, and administrative expenses was primarily attributable to reductions-in-force, furloughing employees, and reduction of employee compensation levels in response to current industry conditions as described in “Significant Trends” above.

Loss on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. The decrease in the loss on disposal of assets was primarily attributable to the significant decrease in loss on disposal related to fluid ends, due to a change in accounting estimate related to their useful life (See Property and Equipment in “Note 2 – Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements). Beginning in the second quarter of 2020, fluid ends are expensed as they are used in operations, due to their shortened useful life estimate.

Interest expense, net. The decrease was primarily attributable to a decrease in our average debt balance, due to higher balances on equipment financing agreements, capital lease obligations, and revolving credit facility in the prior comparable period.

Six months ended June 30, 2020, compared to six months ended June 30, 2019
(in thousands, except percentages)

	Six Months Ended June 30,
	2020	% (1)	2019	% (1)	Variance	% Variance
Revenue	$151,872	100.0%	$291,190	100.0%	$(139,318)	(47.8)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	114,165	75.2%	217,048	74.5%	(102,883)	(47.4)%
Depreciation and amortization	49,366	32.5%	78,165	26.8%	(28,799)	(36.8)%
Selling, general and administrative expenses	24,277	16.0%	16,258	5.6%	8,019	49.3%
Impairment of long-lived assets	147,543	97.1%	-	0.0%	147,543	100.0%
Loss on disposal of assets	5,097	3.4%	10,908	3.7%	(5,811)	(53.3)%
Loss from operations	(188,576)	(124.2)%	(31,189)	(10.7)%	(157,387)	* (2)
Interest expense, net	(13,613)	(9.0)%	(12,935)	(4.4)%	(678)	5.2%
Loss on extinguishment of debt	-	0.0%	(12,558)	(4.3)%	12,558	* (2)
Other income	51	0.0%	1,712	0.6%	(1,661)	* (2)
Income tax expense (benefit)	(737)	(0.5)%	430	0.1%	(1,167)	* (2)
Net loss	$(201,401)	(132.6)%	$(55,400)	(19.0)%	$(146,001)	* (2)

(1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2) Not meaningful.

Revenue. The decrease in revenue was primarily attributable to the decline in business activity, as our average active fleet count during the period decreased to 7.5 fleets compared to 11.2 fleets in the prior comparable period. The decrease in revenue was also attributable to an increased amount of self-sourcing by customers of lower-margin consumables such as sand, chemicals, and sand transportation. We expect the industry trend of E&P companies self-sourcing to continue, resulting in decreased revenues from consumables as compared to prior years in which we provided these consumables to our customers. In addition, we anticipate revenue to continue to be depressed in future quarters as long as industry conditions discussed in “Significant Trends” above continue.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization, was primarily attributable to the decline in business activity and significant cost cutting measures implemented in response to current industry conditions as described in “Significant Trends” above. The decrease in cost of services, excluding depreciation and amortization, was also due in part to the change in revenue mix discussed above, offset in part by $2.3 million of severance recorded in the current period. Similar to revenues, we anticipate cost of services, excluding depreciation and amortization to remain at reduced levels as long as the industry conditions and cost cutting measures described in “Significant Trends” above continue.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets as a result of impairment losses recorded in the first quarter of 2020, and fully depreciated long-lived assets since the end of the prior comparable period.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to our recording of a bad debt reserve of $9.0 million in the first quarter of 2020 due to growing uncertainty as to collectability of billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers on collecting these receivables. The increase in selling, general, and administrative expenses was offset in part by reduction of expenses due to reductions-in-force, furloughing employees, and reduction of employee compensation levels in response to current industry conditions as described in “Significant Trends” above.

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

Loss on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. The decrease in the loss on disposal of assets was primarily attributable to the significant decrease in loss on disposal related to fluid ends, due to a change in accounting estimate related to their useful life (See Property and Equipment in “Note 2 – Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements). Beginning in the second quarter of 2020, fluid ends are expensed as they are used in operations, due to their shortened useful life estimate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, proceeds from the issuance of equity, including sales made pursuant to our ATM Agreement, borrowings under our revolving credit facility, senior secured term loan and PPP Loan, and borrowing capacity under our revolving credit facility.

On March 31, 2020, we entered into a purchase agreement with certain institutional investors (collectively, the “Purchasers”), pursuant to which we agreed to issue and sell in a private placement 21,000 shares of Series B Redeemable Convertible preferred stock, par value $0.0001 per share (“Series B preferred stock”), for an aggregate purchase price of $21.0 million. On April 1, 2020, the Purchasers purchased the Series B preferred stock. We used substantially all of the proceeds from the Series B preferred stock to obtain the amendment on our senior secured term loan described below.

On April 1, 2020, we entered into agreements to amend our existing senior secured term loan and revolving credit facility. Pursuant to the amendment to our senior secured term loan, the interest rate on the outstanding loan was reduced to 0.0% and the scheduled principal amortization payments were suspended for the period beginning April 1, 2020 and ending March 31, 2022. In addition, the maturity date of the senior secured term loan was extended to December 5, 2025. Pursuant to the amendment to our revolving credit facility, the aggregate revolving commitment was reduced from $75.0 million to $60.0 million, the maturity date was extended from May 7, 2024 to April 1, 2025, and the interest rate margin applicable to borrowings under our revolving credit facility was increased by 0.50% per annum. In addition, the borrowing base under the ABL Facility was amended to include a FILO Amount, which increases borrowing base availability by up to the lesser of (i) $4.0 million and (ii) 5.0% of the value of eligible accounts receivables, subject to scheduled monthly reductions. Advances under the FILO amount accrue interest at a rate that is 1.50% higher than the rate applicable to other loans under the revolving credit facility and may be repaid only after all other revolving credit facility loans have been repaid.

For more information regarding the issuance of the Series B preferred stock and amendments to our senior secured term loan and revolving credit facility, please refer to “Note 9 – Debt” and “Note 10 – Mezzanine Equity” in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2020, our senior secured term loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations. In addition, all borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of June 30, 2020, the borrowing base was $27.6 million and the outstanding revolver loan balance was $18.1 million. As of June 30, 2020, we were in compliance with all of the covenants under our senior secured term loan and our revolving credit facility.

In addition, we entered into ATM Agreement, pursuant to which we may sell, from time to time, up to $10.3 million of our Class A common stock in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act (the “ATM Offering”). Through July 31, 2020, we have not sold a significant amount shares of our Class A common stock pursuant to the ATM Offering. We have no obligation to sell any shares of our Class A common stock under the ATM Agreement.

In July 2020, the Company received an unsecured $10.0 million loan (the “PPP Loan”) that bears interest at a rate of 1.0% per annum and matures in five years under the Paycheck Protection Program from a commercial bank. The Paycheck Protection Program was established under the CARES Act, as amended, and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Forgiveness is determined, subject to certain limitations, based on the use of the loan proceeds for payroll costs, interest on mortgages or other debt obligations that were in place prior to February 15, 2020, rents and utilities. At least 60% of the proceeds must be used for payroll costs. No assurance can be given that the Company will obtain forgiveness of the PPP Loan either in whole or in part. Monthly principal and interest payments will commence after an initial deferral period as specified under the Paycheck Protection Program on any unforgiven loan proceeds.

We believe that our current cash position, working capital balance, cash generated from operations, favorable payment terms under our amended senior secured term loan, borrowing capacity under our revolving credit facility, deferral of the employer portion of social security tax under the CARES Act, proceeds from our PPP Loan and access to capital pursuant to the ATM Offering will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. While we are focused on maintaining adequate liquidity to fund our operations, service our debt and fund capital expenditures, sustained weakness or further deterioration in industry activity may make it difficult for us to do so.

Cash Flows
(in thousands)
	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$21,513	$14,011
Investing activities	(25,720)	(144,889)
Financing activities	(33,255)	152,576

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $21.5 million for the six months ended June 30, 2020, an increase of $7.5 million from the prior corresponding period. This increase was primarily attributable to accelerated collections of accounts receivables, which was offset in part by interest payments amounting to $24.3 million related to our senior secured term loan. The $24.3 million in interest payments represented interest from May 7, 2019 through March 31, 2020 under the senior secured term loan. With the entry into the amendment to our senior secured term loan on April 1, 2020, we have no interest coming due on the senior secured term loan over the next twelve months.

Net Cash used in Investing Activities. Net cash used in investing activities decreased by $119.2 million from the prior corresponding period, primarily due to reduced growth and maintenance capital expenditures as a result of a decline in business activity. Net cash used in investing activities was $25.7 million for the six months ended June 30, 2020, primarily due to purchases of property and equipment amounting to $40.8 million, $16.0 million of which related to maintaining and supporting our existing hydraulic fracturing equipment, and $24.8 million of which related to growth. This was offset in part by proceeds of $15.0 million from the sale of certain property and equipment.

Net Cash Provided by Financing Activities. During the six months ended June 30, 2020, cash used in financing activities reflects payments of amounts outstanding under our revolving credit facility, long term debt, note payable, equipment financing arrangements, finance leases, and payment of senior secured term loan amendment fee amounting to $33.4 million, $2.5 million, $4.1 million, $1.5 million, $2.8 million, and $20.0 million, respectively, offset in part by proceeds under our revolving credit facility of $11.2 million and net proceeds from issuance of Series B preferred stock of $19.9 million. With the entry into the amendment to our senior secured term loan on April 1, 2020, we have no scheduled quarterly principal payments due over the next twelve months.

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

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. As discussed in “Significant Trends” above, we expect to substantially limit growth capital expenditures for the foreseeable future. We intend to fund the majority of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations, borrowing capacity under our revolving credit facility and other financing sources.

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of June 30, 2020 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Senior Secured Term Loan	$-	$6,250	$10,000	$231,250	$247,500
ABL Credit Facility	-	-	18,109	-	18,109
Equipment financing	3,424	7,430	3,699	-	14,553
Notes payable	3,959	-	-	-	3,959
Capital lease obligations (1)	7,658	-	-	-	7,658
Estimated interest payments (2)	1,892	34,319	50,838	10,380	97,429
Operating lease obligations (3)	1,572	1,879	449	-	3,900
Purchase commitments (4)	4,489		-	-	4,489
Sand purchase agreements (5)	8,774	240	-	-	9,014
Total	$31,768	$50,118	$83,095	$241,630	$406,611

(1)	Capital lease obligations consist of our obligations on capital leases of fracturing equipment.
(2)	Estimated interest payments are based on outstanding debt balances as of June 30, 2020.
(3)	Operating lease obligations are related to our facilities and office spaces.
(4)	Purchase commitments relate to purchase agreements with a vendor to purchase certain components for use by our fleets.
(5)

Sand purchase agreements relate to supply agreements with vendors for sand purchases. The purchase commitments disclosed represent the aggregate amounts that we would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to June 30, 2020.

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

We are subject to interest rate risk on our senior secured term loan. This loan is subject to an annual interest rate that is indexed to the London Interbank Offered Rate (“LIBOR”). Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The impact of a 1% increase in interest rates on this debt would result in an increase in interest expense of approximately $2.7 million annually.

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” for the contractual commitments and obligations table as of June 30, 2020.

The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk in that customers may be similarly affected by changes in economic and industry conditions. We extend credit to customers and other parties in the normal course of our business. We manage our credit exposure by performing credit evaluations of our customers and maintaining an allowance for doubtful accounts. As of June 30, 2020, we recorded a reserve for doubtful accounts of $9.0 million, which was primarily driven by growing uncertainty that we will be able collect billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers to collect on our receivables.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

No material changes have occurred from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than the risk factors disclosed below. See also Part I, Item 2 (Forward-Looking Statements) of this Quarterly Report on Form 10-Q.

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

Historical prices for crude oil and natural gas have been extremely volatile and are expected to continue to be volatile. The market prices for crude oil and natural gas depend on factors beyond our control, including worldwide and domestic supplies of crude oil and natural gas and actions taken by foreign oil and gas producing nations. For example, the price of oil has fallen significantly since the beginning of 2020, due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. Weaker economic activity and lower demand for crude oil, driven by the onset of the COVID-19 coronavirus pandemic, has adversely impacted our business resulting in a sharp decrease in both our active fleet count and the utilization of our active fleets. As such, we are experiencing considerable uncertainty in our near-term business prospects and ability to forecast future performance. We expect hydraulic fracturing activity to be muted throughout the remainder of 2020 and that financial performance will be highly uncertain until global economic activity recovers. Beyond the current significant reduction in crude oil prices resulting from the COVID-19 coronavirus pandemic, we expect continued volatility in oil and natural gas prices, as well as in the level of exploration and development activities by our customers.

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

The outbreak of the COVID–19 coronavirus, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including the COVID–19 coronavirus or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work. The continued spread of the COVID–19 coronavirus and the related mitigation measures has resulted and may continue to result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us. If the COVID–19 coronavirus continues to spread or the response to contain the COVID–19 coronavirus pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On July 28, 2020 we received proceeds of $10.0 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven. We intend to use the proceeds to retain current employees, maintain payroll and make lease and utility payments. A portion of the PPP Loan may be forgiven by the Small Business Administration (the “SBA”) upon our application in accordance with the forgiveness rules set out in the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered lease payments, covered mortgage interest and covered utilities during the twenty-four week period beginning on the date the loan is advanced, but not to exceed December 31, 2020. Not more than 40% of the forgiven amount may be for non-payroll costs. In addition, the amount of the PPP Loan eligible for forgiveness related to payroll costs is subject to additional limitations as outlined in the CARES Act. Although we intend to use the entire PPP Loan for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the Paycheck Protection Program, no assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.  Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, through monthly principal and interest payments. These payments will commence following the end of the deferment period as defined in the PPP Loan. The PPP Loan matures on July 24, 2025 and bears interest at a rate of 1% per annum. We may prepay the principal at any time without penalty.

As part of our application for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020 the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that given our Company’s circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Future sales or the availability for sale of substantial amounts of our Class A common stock, or the perception that these sales may occur, could adversely affect the trading price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

Our Second Amended and Restated Certificate of Incorporation (as amended, the “Second Amended and Restated Charter”) authorizes us to issue 400,000,000 shares of Class A common stock, of which 68,361,613 shares were outstanding as of July 31, 2020, and 10,000,000 shares of preferred stock, of which 55,000 shares of Series A preferred stock and 22,050 shares of Series B preferred stock were outstanding as of July 31, 2020. The holders of the Series B preferred stock have the right to convert all or any portion of their shares of Series B preferred stock into shares of Class A common stock and the Series A preferred stock have the right to convert all or any portion of their shares of Series A preferred stock into shares of Class A common stock beginning in May 2020. In addition, as of July 31, 2020, warrants to purchase up to 16,658,427 shares of our Class A common stock were outstanding and immediately exercisable.

A large percentage of our shares of common stock are held by a relatively small number of investors. We entered into registration rights agreements (the “Registration Rights Agreements”) with certain of those investors in connection with the Transaction and in connection with their subsequent purchase of Series A preferred stock and the issuance of the Series B preferred stock pursuant to which we have filed, or are obligated to file, registration statements with the SEC to facilitate potential future sales of such shares by them.

We may issue shares of our Class A common stock or other securities from time to time pursuant to our ATM Offering or as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our Class A common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our Class A common stock or other securities in connection with any such acquisitions and investments.

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

The Notice has no immediate effect on our listing on the NASDAQ Capital Market. Given the extraordinary market conditions, Nasdaq determined to toll the compliance periods for the bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. Accordingly, the compliance periods for the Price-based Requirements was reinstated on July 1, 2020.

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

10.2

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

10.4

Equity Distribution Agreement, dated June 26, 2020, between U.S. Well Services, Inc. and Piper Sandler & Co (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 29, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL dcoument)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2020.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer