Form 10-Q
period 2020-09-30
U.S. WELL SERVICES, INC.
filed 2020-11-06
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 71,766,358 shares of Class A Common Stock and 2,302,936 shares of Class B Common Stock outstanding.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$519	$33,794
Restricted cash	519	7,610
Accounts receivable (net of allowance for doubtful accounts of $9,000 and $22 as of September 30, 2020 and December 31, 2019, respectively)	36,416	79,542
Inventory, net	7,321	9,052
Prepaids and other current assets	10,443	13,332
Total current assets	55,218	143,330
Property and equipment, net	242,810	441,610
Intangible assets, net	13,708	21,826
Goodwill	4,971	4,971
Deferred financing costs, net	1,196	1,045
TOTAL ASSETS	$317,903	$612,782
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$35,745	$70,170
Accrued expenses and other current liabilities	12,142	40,481
Notes payable	1,867	8,068
Current portion of long-term equipment financing	3,473	5,564
Capital lease obligation	6,201	10,474
Current portion of long-term debt	-	6,250
Total current liabilities	59,428	141,007
Long-term equipment financing	10,243	10,501
Long-term debt	250,831	274,391
Other long-term liabilities	1,598	215
TOTAL LIABILITIES	322,100	426,114
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 52,000 shares and 55,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $61,006 and $59,050 as of September 30, 2020 and December 31, 2019, respectively	50,907	38,928
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares 0 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $23,398 and $0 as of September 30, 2020 and December 31, 2019, respectively	21,984	-
STOCKHOLDERS' EQUITY (DEFICIT)
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 71,413,883 shares and 62,857,624 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,302,936 shares and 5,500,692 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	1
Additional paid in capital	240,547	248,302
Accumulated deficit	(317,642)	(111,201)
Total stockholders' equity (deficit) attributable to U.S. Well Services, Inc.	(77,088)	137,107
Noncontrolling interest	-	10,633
Total Stockholders' Equity (Deficit)	(77,088)	147,740
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$317,903	$612,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$44,042	$130,884	$195,914	$422,075
Costs and expenses:
Cost of services (excluding depreciation and amortization)	31,157	90,792	145,321	307,841
Depreciation and amortization	16,393	39,723	65,759	117,888
Selling, general and administrative expenses	6,098	8,216	30,376	24,474
Impairment of long-lived assets	-	-	147,543	-
Loss on disposal of assets	755	4,976	5,852	15,884
Loss from operations	(10,361)	(12,823)	(198,937)	(44,012)
Interest expense, net	(5,744)	(8,449)	(19,357)	(21,384)
Loss on extinguishment of debt	-	-	-	(12,558)
Other income	30	62	81	1,774
Loss before income taxes	(16,075)	(21,210)	(218,213)	(76,180)
Income tax expense (benefit)	(87)	39	(824)	469
Net loss	(15,988)	(21,249)	(217,389)	(76,649)
Net loss attributable to noncontrolling interest	(51)	(4,280)	(10,948)	(15,929)
Net loss attributable to U.S. Well Services, Inc.	(15,937)	(16,969)	(206,441)	(60,720)
Dividends accrued on Series A preferred stock	(1,854)	(1,670)	(5,450)	(2,330)
Dividends accrued on Series B preferred stock	(681)	-	(1,347)	-
Deemed and imputed dividends on Series A preferred stock	(467)	(4,406)	(11,220)	(5,966)
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(18,939)	$(23,045)	$(224,458)	$(69,016)
Loss per common share (See Note 12):
Basic and diluted	$(0.28)	$(0.45)	$(3.46)	$(1.36)
Weighted average common shares outstanding:
Basic and diluted	66,667	50,250	63,431	49,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217,389)	$(76,649)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	65,759	117,888
Impairment of long-lived assets	147,543	-
Provision for losses on accounts receivable	9,031	307
Provision for losses on inventory obsolescence	603	-
Loss on disposal of assets	5,852	15,884
Amortization of discount on debt	2,355	1,373
Deferred financing costs amortization	1,017	1,049
Loss on extinguishment of debt	-	12,558
Share-based compensation expense	4,519	5,672
Changes in assets and liabilities:
Accounts receivable	34,096	(50,331)
Inventory	1,128	(2,036)
Prepaids and other current assets	5,979	1,795
Accounts payable	(22,375)	2,243
Accrued liabilities	(8,360)	1,487
Accrued interest	(10,669)	11,090
Net cash provided by operating activities	19,089	42,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,948)	(194,114)
Proceeds from sale of property and equipment	15,778	706
Net cash used in investing activities	(28,170)	(193,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	25,723	49,134
Repayment of revolving credit facility	(51,034)	(65,000)
Proceeds from issuance of long-term debt	10,000	285,000
Repayments of long-term debt	(2,500)	(75,000)
Payment of fees related to debt extinguishment	-	(6,560)
Proceeds from issuance of note payable	-	9,117
Repayments of notes payable	(6,201)	(4,560)
Repayments of amounts under equipment financing	(2,349)	(66,872)
Principal payments under finance lease obligation	(4,272)	(12,494)
Proceeds from issuance of preferred stock and warrants, net	19,596	54,524
Deferred financing costs	(20,248)	(13,451)
Net cash provided by (used in) financing activities	(31,285)	153,838
Net increase (decrease) in cash and cash equivalents and restricted cash	(40,366)	2,760
Cash and cash equivalents and restricted cash, beginning of period	41,404	30,036
Cash and cash equivalents and restricted cash, end of period	$1,038	$32,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow disclosure:
Interest paid	$25,865	$7,853
Income tax paid	144	353
Non-cash investing and financing activities:
Issuance of Class A common stock to senior secured term loan lenders	1,438	-
Issuance of Series B preferred stock to senior secured term loan lenders	1,050
Beneficial conversion feature of Series A preferred stock	-	20,132
Issuance of warrants to purchase common stock associated with Series A preferred stock offering	-	10,720
Conversion of Series A preferred stock to Class A common stock	4,691	-
Deemed and imputed dividends on Series A preferred stock	11,220	5,966
Accrued Series A preferred stock dividends	5,450	2,330
Accrued Series B preferred stock dividends	1,347	-
Changes in accrued and unpaid capital expenditures	12,149	13,045
Assets under finance lease obligations	-	10,451
Financed equipment purchases	-	66,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2018	49,254,760	$5	13,937,332	$1	$204,928	$(17,383)	$52,798	$240,349
Adoption of ASC 606 as of January 1, 2019	-	-	-	-	-	95	27	122
Exercise of warrants	2,925,712	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	161,932	-	(161,932)	-	-	-	-	-
Restricted stock granted to employees	2,218,183	-	-	-	-	-	-	-
Class A common stock granted to board members	46,875	-	-	-	331	-	87	418
Share-based compensation	-	-	-	-	4,265	-	1,094	5,359
Restricted stock forfeitures	(18,687)	-	-	-	-	-	-	-
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(5,966)	-	-	(5,966)
Accrued Series A preferred stock dividends	-	-	-	-	(2,330)	-	-	(2,330)
Net loss	-	-	-	-	-	(60,720)	(15,929)	(76,649)
Balance, September 30, 2019	54,588,775	$5	13,775,400	$1	$232,080	$(78,008)	$38,077	$192,155

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2019	62,857,624	$5	5,500,692	$1	$248,302	$(111,201)	$10,633	$147,740
Class A common stock issuance	5,530,022	1	-	-	1,437	-	-	1,438
Conversion of Class B common stock to Class A common stock	3,197,756	1	(3,197,756)	(1)	-	-	-	-
Conversion of Series A preferred stock to Class A common stock	523,973	-	-	-	4,691	-	-	4,691
Share-based compensation	-	-	-	-	4,204	-	315	4,519
Tax withholding related to vesting of share-based compensation	(154,253)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(541,239)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(11,220)	-	-	(11,220)
Accrued Series A preferred stock dividends	-	-	-	-	(5,450)	-	-	(5,450)
Accrued Series B preferred stock dividends	-	-	-	-	(1,347)	-	-	(1,347)
Net loss	-	-	-	-	-	(206,441)	(10,948)	(217,389)
Balance, September 30, 2020	71,413,883	$7	2,302,936	$-	$240,547	$(317,642)	$-	$(77,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)
(in thousands, except share amounts)
(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, June 30, 2019	54,607,462	$5	13,775,400	$1	$236,398	$(61,039)	$41,914	$217,279
Share-based compensation	-	-	-	-	1,758	-	443	2,201
Restricted stock forfeitures	(18,687)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(4,406)	-	-	(4,406)
Accrued Series A preferred stock dividends	-	-	-	-	(1,670)	-	-	(1,670)
Net loss	-	-	-	-	-	(16,969)	(4,280)	(21,249)
Balance, September 30, 2019	54,588,775	$5	13,775,400	$1	$232,080	$(78,008)	$38,077	$192,155

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, June 30, 2020	68,361,213	$7	5,014,897	$-	$237,872	$(301,705)	$-	$(63,826)
Class A common stock issuance	400	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	2,711,961	-	(2,711,961)	-	-	-	-	-
Conversion of Series A preferred stock to Class A common stock	523,973	-	-	-	4,691	-	-	4,691
Share-based compensation	-	-	-	-	986	-	51	1,037
Restricted stock forfeitures	(183,664)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(467)	-	-	(467)
Accrued Series A preferred stock dividends	-	-	-	-	(1,854)	-	-	(1,854)
Accrued Series B preferred stock dividends	-	-	-	-	(681)	-	-	(681)
Net loss	-	-	-	-	-	(15,937)	(51)	(15,988)
Balance, September 30, 2020	71,413,883	$7	2,302,936	$-	$240,547	$(317,642)	$-	$(77,088)

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

Following the completion of the Transaction, substantially all of the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, and the Company’s only assets are equity interests representing 97% ownership of USWS Holdings as of September 30, 2020.

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

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and equity (deficit) of the Company as of the dates and for the periods presented. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of property and equipment and intangible assets, impairment assessments of goodwill and long-lived assets, Level 2 inputs used in fair value estimation of term loans, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of share-based compensation and certain equity instruments. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in capital expenditures related to approved fleet expansion in amounts of $0.5 million and a nominal amount, respectively, as of September 30, 2020, and $0.5 million and $7.1 million, respectively, as of December 31, 2019.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the condensed consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$519	$33,794
Restricted cash	519	7,610
Cash and cash equivalents and restricted cash	$1,038	$41,404

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of September 30, 2020 and December 31, 2019, the Company had reserves of $0.4 million and $0.6 million, respectively, for obsolete and slow-moving inventory.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. Amounts spent for maintenance and repairs, which do not improve or extend the life of the related asset, are charged to expense as incurred.

The Company separately identifies and accounts for certain critical components of its hydraulic fracturing units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components. For our other service equipment, we do not separately identify and track depreciation of specific original components. When we replace components of these assets, we typically estimate the net book values of the components that are retired, which are based primarily upon their replacement costs, their ages and their original estimated useful lives.

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

As of December 31 of each year, or as required, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that a reporting unit’s carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to perform a single step quantitative analysis in which the carrying amount of the reporting unit is compared to its fair value, which the Company estimates using a guideline public company method, a form of the market approach. The guideline public company method utilized the trading multiples of similarly traded public companies as they related to the Company’s operating metrics. An impairment charge would be recognized for the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value, and only limited to the total amount of goodwill allocated to the reporting unit.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2020 and December 31, 2019:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $193.9 million and approximates carrying value as of September 30, 2020 and December 31, 2019, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of September 30, 2020 and December 31, 2019, respectively.

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

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each customer. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company held a reserve for doubtful accounts of $9.0 million and a nominal amount as of September 30, 2020 and December 31, 2019, respectively. The reserve was recorded due to growing uncertainty as to collectability of billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers on collecting these receivables.

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

The following table shows the percentage of revenues from our significant customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Customer A	*	21.8%
Customer B	23.6%	*
Customer C	21.5%	10.1%
Customer D	*	16.1%
Customer E	18.0%	*
Customer F	26.0%	*
Customer G	*	20.0%

	Nine Months Ended September 30,
	2020	2019
Customer A	13.5%	16.3%
Customer B	17.1%	*
Customer C	17.5%	*
Customer D	*	17.4%
Customer E	13.7%	*
Customer F	17.1%	*
Customer G	*	16.9%
Customer I	*	10.9%

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Customer A	*	12.0%
Customer B	25.9%	10.3%
Customer C	14.6%	*
Customer D	*	12.1%
Customer E	14.0%	*
Customer F	13.4%	*
Customer G	23.5%	34.5%
Customer H	*	15.9%

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2020, as compared to the recent accounting pronouncements described in the Annual Report, that are of significance, or potential significance to the Company.

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

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid insurance	$3,847	$11,127
Income tax receivable	1,567	810
Other current assets	5,029	1,395
Total prepaid expenses and other current assets	$10,443	$13,332

During the third quarter of 2020, certain pieces of equipment were damaged. The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts. Other current assets include recoverable costs from insurance amounting to $3.1 million, which represents net book value of the equipment damaged.

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

In the first quarter of 2020, the Company performed an impairment analysis of goodwill and long-lived assets. This impairment analysis was triggered by the sudden and drastic decline in oil prices in March 2020 and the corresponding decrease in the Company’s stock price, operating results and revised forecasts. The Company performed a quantitative goodwill impairment test utilizing the single-step approach to compare the carrying value of the reporting unit to its estimated fair value. The estimated fair value of the reporting unit was determined using a guideline public company method, a form of the market approach. The guideline public company method utilized the trading multiples of similarly traded public companies as they related to our operating metrics. Based on the impairment test, the Company determined that goodwill was not impaired as the reporting unit’s carrying value, after accounting for the impairment charges of long-lived assets, did not exceed the reporting unit’s fair value.

Intangible Assets

A summary of intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of September 30, 2020
Trademarks	10	$1,415	$104	$1,311
Patents	20	12,776	379	12,397
		$14,191	$483	$13,708
As of December 31, 2019
Trademarks	10	$3,132	$913	$2,219
Patents	20	22,955	3,348	19,607
		$26,087	$4,261	$21,826

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets for the three months ended September 30, 2020 and 2019 was $0.2 million and $1.9 million, respectively, and was included as part of depreciation and amortization in the condensed consolidated statements of operations. Amortization expense related to amortizable intangible assets for the nine months ended September 30, 2020 and 2019 was $0.8 million and $5.7 million, respectively.

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

The estimated amortization expense for future periods is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
Remainder of 2020	$242
2021	966
2022	966
2023	966
2024	966
Thereafter	9,602
Total	$13,708

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	Estimated Useful Life	September 30, 2020	December 31, 2019
Fracturing equipment	1.5 to 25 years	$258,218	$651,162
Light duty vehicles	5 years	2,184	8,188
Furniture and fixtures	5 years	67	277
IT equipment	3 years	1,676	6,724
Auxiliary equipment	2 to 20 years	12,720	38,502
Leasehold improvements	Term of lease	287	725
		275,152	705,578
Less: Accumulated depreciation and amortization		(32,342)	(263,968)
Property and equipment, net		$242,810	$441,610

Depreciation and amortization expense related to property and equipment for the three months ended September 30, 2020 and 2019 was $16.2 million and $37.8 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended September 30, 2020 and 2019 was $64.9 million and $112.2 million, respectively.

As a result of the impairment test on long-lived assets described in “Note 5 – Goodwill and Intangible Assets,” the Company recorded in the first quarter of 2020 an impairment charge of $140.3 million to reduce the carrying value of property and equipment from $414.1 million to $273.8 million, representing its fair value on the date of impairment.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and benefits	$5,011	$9,356
Accrued taxes	5,013	9,817
Accrued interest	217	18,190
Other current liabilities	1,901	3,118
Accrued expenses and other current liabilities	$12,142	$40,481

NOTE 8 – NOTES PAYABLE

Notes payable represents premium finance agreements with a credit finance institution to pay the premiums on insurance policies for the Company’s directors’ and officers’ liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. These premium finance agreements had total balances of $1.9 million and $8.1 million as of September 30, 2020 and December 31, 2019, respectively.

NOTE 9 – DEBT

Long-term debt as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Senior Secured Term Loan	$247,500	$250,000
ABL Credit Facility	14,939	40,090
PPP Loan	10,000	-
Equipment financing	13,716	16,065
Capital leases	6,201	10,474
Total debt principal balance	292,356	316,629
Unamortized discount on debt and debt issuance costs	(21,608)	(9,449)
Current maturities	(9,674)	(22,288)
Net Long-term debt	$261,074	$284,892

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

In exchange for entering into the Term Loan Amendment, the lenders under the senior secured term loan received an extension fee comprised of a $20.0 million cash payment, 1,050 shares of Series B preferred stock valued at $1.1 million based on the stated liquidation preference of $1,000 per share, and 5,529,622 shares of Class A common stock valued at $1.4 million based on the closing price of the Class A common stock at the date of issuance. The Series B preferred stock issued to the lenders under the senior secured term loan had the same terms as the Series B preferred stock issued to certain institutional investors as described in “Note 10 – Mezzanine Equity”.

The total fair value of cash and non-cash consideration transferred to the lenders under the senior secured term loan were accounted for as discount on debt issuance and amortized using the effective interest method.

On July 30, 2020, the Company, USWS LLC, as the borrower, and all of the other subsidiaries of the Company entered into a Second Amendment (the “Third Term Loan Amendment”) to the senior secured term loan with CLMG Corp., as administrative and collateral agent, and the lenders party thereto.

Pursuant to the Third Term Loan Amendment, the agents and the lenders agreed to make certain modifications and amendments to the senior secured term loan in order to, among other things, consent to the entry into the PPP Loan, subject to the amended terms and conditions specified for the same in the Third Term Loan Amendment.

Additionally, the Third Term Loan Amendment made certain modifications to the senior secured term loan which limits the Company’s ability to deploy and use collateral outside of the continental United States and other than in connection with oil and gas fracking and exploration without the prior consent of the administrative agent. In the Third Term Loan Amendment the Company further agreed to specific conditions and covenants regarding a turbine rental and services agreement entered into on June 19, 2020 and which affect the equipment which is the subject thereof.

ABL Credit Facility

In April and August of 2020, the Company, USWS LLC, and all of the other subsidiaries of the Company entered into the First Amendment (the “ABL Amendment”) and Second Amendment (the “Second ABL Amendment”), respectively, to the ABL Credit Facility with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer.

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

Pursuant to the Second ABL Amendment, the aggregate revolving commitment under the ABL Credit Facility was reduced from $60.0 million to $50.0 million and certain modifications were made to eligible accounts in the borrowing base and to the applicable thresholds in the cash dominion trigger period and financial covenant trigger period, among other things. The Company’s option to request an increase in commitments under the accordion feature was also removed under the terms of the Second ABL Amendment.

Under ASC 470-50, Modifications and Extinguishments, the Company accounted for each of the ABL Amendment and Second ABL Amendment as a modification of debt. Under the ABL Amendment, the borrowing capacity of the amended ABL Credit Facility was greater than the borrowing capacity of the old ABL Credit Facility and there was no change in the lenders. Accordingly, any unamortized deferred financing costs associated with the old ABL Credit Facility and fees in connection with the amended ABL Credit Facility were deferred and amortized over its remaining term. Under the Second ABL Amendment, the borrowing capacity of the amended ABL Credit Facility was less than the borrowing capacity of the old ABL Credit Facility. Accordingly, unamortized deferred financing cost amounting to $0.2 million, which was calculated in proportion to the decrease in the borrowing capacity of the old Credit Facility, was written off and recorded as interest expense in the condensed consolidated statements of operations. Any fees in connection with the Second ABL Amendment were deferred and amortized over its remaining term.

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. As of September 30, 2020, the borrowing base was $25.7 million and the outstanding revolver loan balance was $14.9 million, classified as long-term debt in the condensed consolidated balance sheets.

Paycheck Protection Program (PPP) Loan

In July 2020, the Company received an unsecured $10.0 million loan (the “PPP Loan”) that bears interest at a rate of 1.0% per annum and matures in five years under the Paycheck Protection Program from a commercial bank. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Forgiveness is determined, subject to certain limitations, based on the use of the loan proceeds for payroll costs, interest on mortgages or other debt obligations, rents and utilities. At least 60% of the proceeds must be used for payroll costs. No assurance can be given that the Company will obtain forgiveness of the PPP Loan either in whole or in part. Accordingly, the Company accounted for the PPP Loan as part of long-term debt in the condensed consolidated balance sheets.

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

The total outstanding balance of the consolidated equipment financing agreements as of September 30, 2020 was $13.7 million, payable in equal monthly installments through May 1, 2024, at an interest rate of 5.7%.

The weighted average interest rate of amounts outstanding under the equipment financing agreements was 5.7% and 6.4% per annum as of September 30, 2020 and December 31, 2019, respectively.

Payments of Debt Obligations due by Period

Presented in the following table is a schedule of the repayment requirements of long-term debt as of September 30, 2020 (in thousands):

Principal Amount
of Long-term Debt
Remainder of 2020	$7,052
2021	3,519
2022	7,462
2023	8,930
2024	6,705
Thereafter	258,688
Total	$292,356

NOTE 10 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the nine months ended September 30, 2020 (in thousands, except share amounts):

	Shares	Amount
Series A preferred stock as of December 31, 2019	55,000	$38,928
Deemed and imputed dividends on Series A preferred stock	-	11,220
Accrued Series A preferred stock dividends	-	5,450
Conversion of Series A preferred stock to Class A common stock	(3,000)	(4,691)
Series A preferred stock as of September 30, 2020	52,000	$50,907

In accordance with the Series A preferred stock purchase agreement, subject to there being Series A preferred stock outstanding, the Company will issue an additional 4,399,992 warrants to the purchasers of Series A preferred stock in quarterly installments of 488,888 warrants beginning nine months after May 24, 2019. During the nine months ended September 30, 2020, the Company issued 1,466,664 additional warrants to the purchasers of Series A preferred stock.

In the third quarter of 2020, a holder of the Series A preferred stock converted 3,000 shares of Series A preferred stock and accrued dividends into 523,973 shares of Class A common stock pursuant to the certificate of designations authorizing and establishing the rights, preferences and privileges of the Series A preferred stock. Accordingly, the Company recorded a reduction of $4.7 million in the carrying value of the Series A preferred stock.

As of September 30, 2020, 52,000 shares of Series A preferred stock were outstanding and convertible into 9,146,254 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $9.5 million and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) activities for the nine months ended September 30, 2020 (in thousands, except share amounts):

	Shares	Amount
Series B preferred stock as of December 31, 2019	-	$-
Proceeds from issuance of Series B preferred stock	21,000	21,000
Issuance of Series B preferred stock to senior secured term loan lenders	1,050	1,050
Issuance cost associated with Series B preferred stock	-	(1,413)
Accrued Series B preferred stock dividends	-	1,347
Series B preferred stock as of September 30, 2020	22,050	$21,984

On March 31, 2020, the Company entered into a purchase agreement with certain institutional investors (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell in a private placement 21,000 shares of Series B preferred stock, for an aggregate purchase price of $21.0 million. On April 1, 2020 (the “Series B Closing Date”), the Purchasers purchased the Series B preferred stock. Two of the purchasers of the Series B preferred stock were affiliates of Crestview Partners, which held, prior to the issuance, an aggregate 36.67% ownership interest in the Company and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s Board of Directors.

The Series B preferred stock ranks senior to the Class A common stock and Class B common stock and in parity with the Series A preferred stock, with respect to distributions. The Series B preferred stock has only specified voting rights, including with respect to the issuance or creation of senior securities, amendments to the Company’s Second Amended and Restated Certificate of Incorporation that negatively impact the rights of the Series B preferred stock and the payment of dividends on, or repurchase or redemption of, Class A common stock.

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

As of September 30, 2020, 22,050 shares of Series B preferred stock were outstanding and convertible into 75,966,724 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series B preferred stock was $1.3 million and reflected in the carrying value of Series B preferred stock.

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

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 71,413,883 and 62,857,624 shares of Class A common stock issued and outstanding, respectively. At September 30, 2020, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell over a period of time, up to $10.3 million of our Class A common stock. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. The Company sold 400 shares of Class A common stock for total net proceeds of two hundred and two dollars and seventy six cents under this ATM Agreement as of September 30, 2020. The Company paid six dollars and twenty four cents in commission with respect to this sale.

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

As of September 30, 2020 and December 31, 2019, there were 2,302,936 and 5,500,692 shares of Class B common stock issued and outstanding, respectively.

During the nine months ended September 30, 2020, 3,197,756 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock.

Warrants

As of September 30, 2020, 9,994,635 public warrants and 15,500,000 private placement warrants were outstanding, and exercisable for an aggregate of 12,747,318 shares of Class A common stock. In addition, as of September 30, 2020, 4,399,997 warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 4,399,997 shares of Class A common stock.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within stockholders’ equity (deficit) as a separate component and represents approximately 3% ownership of USWS Holdings as of September 30, 2020.

Long-Term Incentive Plan

An aggregate of 8,160,500 shares of Class A common stock were initially available for issuance under the 2018 Long Term Incentive Plan (“LTIP”). Shares issued under the LTIP are further discussed in “Note 13 - Share-Based Compensation”. The aggregate number of shares available for issuance as of September 30, 2020 was 5,053,961.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, exercise of warrants, conversion of Series A and Series B preferred stock, conversion of Class B common stock and vesting of restricted shares of Class A common stock.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding for the period (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Net Income (Loss) Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(15,937)	$(16,969)	$(206,441)	$(60,720)
Net loss attributable to cancellable Class A common stock	376	527	5,109	1,924
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(15,561)	(16,442)	(201,332)	(58,796)
Dividends accrued on Series A preferred stock	(1,854)	(1,670)	(5,450)	(2,330)
Dividends accrued on Series B preferred stock	(681)	-	(1,347)	-
Deemed and imputed dividends on Series A preferred stock	(467)	(4,406)	(11,220)	(5,966)
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(18,563)	$(22,518)	$(219,349)	$(67,092)

Denominator:
Weighted average shares outstanding	68,276,671	51,859,283	65,040,390	50,791,787
Cancellable Class A common stock	(1,609,677)	(1,609,677)	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	66,666,994	50,249,606	63,430,713	49,182,110
Basic and diluted net income (loss) per share attributable to Class A common shareholders	$(0.28)	$(0.45)	$(3.46)	$(1.36)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dilutive earnings per share:
Anti-dilutive stock options	877,266	1,068,162	877,266	1,068,162
Anti-dilutive warrants	17,147,315	15,680,651	17,147,315	15,680,651
Anti-dilutive restricted stock	1,492,161	2,729,496	1,492,161	2,729,496
Anti-dilutive Class B common stock convertible into Class A common stock	2,302,936	13,775,400	2,302,936	13,775,400
Anti-dilutive Series A preferred stock convertible into Class A common stock	9,146,254	8,595,172	9,146,254	8,595,172
Anti-dilutive Series B preferred stock convertible into Class A common stock	75,966,724	-	75,966,724	-
Potentially dilutive securities excluded as anti-dilutive	106,932,656	41,848,881	106,932,656	41,848,881

NOTE 13 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Restricted stock	$819		$1,937		$3,832		$4,788
Unrestricted stock	-		104		-		312
Stock options	218		265		687		572
Total	$1,037	(1)	$2,306	(2)	$4,519	(3)	$5,672	(4)

(1) ($97) was presented as part of cost of services and $1,134 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.
(2) $757 was presented as part of cost of services and $1,549 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.
(3) $1,106 was presented as part of cost of services and $3,413 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.
(4) $1,835 was presented as part of cost of services and $3,837 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.

Restricted Stock

The following table summarizes the restricted stock activity for the nine months ended September 30, 2020:

		Weighted- average
	Unvested shares	grant-date fair value per share
Non-vested restricted stock as of December 31, 2019	2,723,637	$8.87
Granted	-	-
Vested	(690,237)	8.87
Forfeited	(541,239)	8.85
Non-vested restricted stock as of September 30, 2020	1,492,161	$8.88

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2020:

	Number of shares	Weighted average exercise price (per share data)	Weighted Average Remaining Contractual Life (years)
Outstanding as of December 31, 2019	1,068,162	$8.91	6.21
Exercised	-	-	-
Forfeited/Expired	(190,896)	8.91	-
Outstanding as of September 30, 2020	877,266	$8.91	5.46
Exercisable as of September 30, 2020	219,317	$8.91	5.46

As of September 30, 2020, total unrecognized compensation cost related to stock-based compensation grants under the LTIP was $10.7 million. We expect to recognize these costs over a weighted average period of 2.4 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

In 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matched 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. At the end of the first quarter of 2020, the Company suspended its match of employee contributions. For the three months ended September 30, 2020 and 2019, matching contributions were $0.0 million and $1.1 million, respectively. For the nine months ended September 30, 2020 and 2019, matching contributions were $1.0 million and $3.8 million, respectively. The matching contributions were included in cost of services and selling, general and administrative expenses in the condensed consolidated statement of operations.

NOTE 15 – INCOME TAXES

On March 27, 2020, the President signed the CARES Act into law. The CARES Act contains several corporate income tax provisions, including, among other things, providing a 5-year carryback of net operating loss (“NOL”) tax carryforwards generated in tax years 2018, 2019, and 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, temporarily liberalizing the interest deductions rules under Section 163(j) of the Tax Cuts and Jobs Act of 2017, and making corporate alternative minimum tax credits immediately refundable. During the second quarter of 2020, the Company filed an application to carry back its 2018 NOLs, claiming a refund of approximately $0.8 million. The Company continues to evaluate other potential effects of the CARES Act.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the taxing authorities.

The Company’s effective tax rate on continuing operations for the nine months ended September 30, 2020 was (0.38)%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, flow-through income not subject to tax, and a valuation allowance.

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

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of September 30, 2020 or December 31, 2019. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

After consideration of all the information available, management determined that a valuation allowance was appropriate, as it is more likely than not that the Company will not utilize its net deferred tax assets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of September 30, 2020, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the condensed consolidated balance sheets.

The following is a schedule of the contracted volumes in dollars and minimum commitments under the proppant supply purchase agreements as of September 30, 2020 (in thousands):

		Minimum
	Contracted	Commitments
Remainder of 2020	$7,758	$4,027
2021	11,340	960
Total	$19,098	$4,987

The minimum commitments represent the aggregate amounts that we would be obligated to pay in the event we procured no additional proppant under the contracts subsequent to September 30, 2020.

During the first quarter of 2019, we became involved in a contract dispute with a proppant vendor resulting in the cancellation of the contract. Accordingly, as of September 30, 2020, we have excluded $47.1 million and $48.0 million of contracted and minimum commitments, respectively, related to this contract. The litigation involving the contract in dispute is in the discovery stage, and as such no prediction can be made as to the outcome of the case at this time and we are unable to reasonably estimate the potential losses or range of losses resulting from this litigation, if any.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense was $0.7 million for each of the three months ended September 30, 2020 and 2019, of which $0.4 million and $0.6 million, respectively, are recorded as part of cost of services and $0.3 million, and $0.1 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

Rent expense for the nine months ended September 30, 2020 and 2019 was $1.8 million and $2.0 million, respectively, of which $1.1 million and $1.6 million, respectively, are recorded as part of cost of services and $0.7 million and $0.4 million, respectively, are recorded as part of selling, general administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases as of September 30, 2020 (in thousands):

Remainder of 2020	$358
2021	1,114
2022	828
2023	308
2024	258
Thereafter	67
Total minimum future rentals	$2,933

On April 1, 2020, the Company entered into an agreement to extend the lease on one of its facilities. The extended term of the lease is for a period of 36 months commencing on April 1, 2020, with rent throughout the term totaling $0.7 million.

Capital Lease Agreements

The total amount of future minimum lease payments related to the capital leases as of September 30, 2020 was $6.4 million, all of which is due in the remainder of 2020. This amount includes imputed interest totaling $0.2 million.

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.3 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

On April 1, 2020, Crestview Partners purchased 11,500 shares of Series B preferred stock for a total payment of $11.5 million. The TCW Group, Inc. purchased 6,500 shares of Series B preferred stock for a total payment of $6.5 million and David Matlin, a member of the Company’s Board of Directors, purchased 1,878 shares of Series B preferred stock for a total payment of $1.9 million.

NOTE 18 – SUBSEQUENT EVENTS

On November 5, 2020, pursuant to the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “A&R LTIP”), the Company made grants of deferred stock units and certain performance incentive awards that will provide for potential future payments to be made to certain key employees of the Company. The A&R LTIP, which was approved by the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors on September 21, 2020, is expected to be included in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders for approval by the Company’s stockholders. The details of these grants are further discussed in “Part II, Item 5 – Other Information”. The Company is still in the process of evaluating the accounting impact of these grants.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis ("MD&A") of the financial condition and results of operations of U.S. Well Services, Inc. together with its subsidiaries for the three and nine months ended September 30, 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Materials include the cost of sand delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and quality of sand and chemicals utilized when providing hydraulic fracturing services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees, as well as severance costs. A majority of our employees are paid on an hourly basis. During the nine months ended September 30, 2020, our labor cost included approximately $2.3 million of severance expense. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our hydraulic fracturing fleets. Maintenance and repair costs are expensed as incurred. During the nine months ended September 30, 2020, our maintenance costs included $0.4 million related to the disposal of obsolete inventory.

The following table presents our cost of services for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Materials	$978	$18,136	$13,916	$63,726
Transportation	1,117	9,881	12,088	37,219
Labor	12,548	29,384	55,829	97,081
Maintenance	8,699	16,356	31,340	50,246
Other (1)	7,815	17,035	32,148	59,569
Cost of services	$31,157	$90,792	$145,321	$307,841

(1)	Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

The global health and economic crisis sparked by the COVID-19 pandemic and the associated decrease in commodity prices has significantly impacted industry activity in 2020. Weaker economic activity and lower demand for crude oil, driven by the persistence of the COVID-19 pandemic, has adversely impacted our business, resulting in a reduction in our active fleet count and fleet utilization levels. As such, we are experiencing considerable uncertainty in our near-term business prospects and ability to forecast future financial performance.

In response to the challenging business and operating environment created by the COVID-19 pandemic, we have taken proactive measures to safeguard the physical health of our employees and the financial health of our business. Employees capable of working from home were mandated to do so until conditions improve making it safe for their return on a voluntary basis. Additionally, all individuals entering into a Company facility or work location undergo a screening process. Beginning in February 2020, we took swift action to reduce costs, rationalizing the size of the organization to match activity through reductions-in-force, furloughing employees, reducing compensation levels across the board, and closing facilities. We also worked with customers to accelerate the collections of accounts receivables in certain cases and worked with suppliers to reduce our cost of goods and ensure the availability of supply. During the second quarter of 2020, we completed an offering of redeemable convertible preferred equity concurrent with the amendment of certain terms of our debt instruments in order to provide us with greater liquidity and financial flexibility (See “Note 9 - Debt” and “Note 10 – Mezzanine Equity” in the Notes to Condensed Consolidated Financial Statements). In addition, we have also taken advantage of relief offered by the CARES Act with the deferral of the employer portion of social security taxes, the carryback of our 2018 NOLs to prior year taxable income and in July 2020, the receipt of a $10.0 million PPP Loan. We also expect to substantially limit growth capital expenditures for the foreseeable future.

We expect hydraulic fracturing activity to remain depressed relative to historic levels throughout the remainder of 2020 but believe that industry activity should accelerate as overall economic conditions improve.

Results of Operations

Three months ended September 30, 2020, compared to three months ended September 30, 2019
(in thousands, except percentages)

	Three Months Ended September 30,
	2020	% (1)	2019	% (1)	Variance	% Variance
Revenue	$44,042	100.0%	$130,884	100.0%	$(86,842)	(66.4)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	31,157	70.7%	90,792	69.4%	(59,635)	(65.7)%
Depreciation and amortization	16,393	37.2%	39,723	30.3%	(23,330)	(58.7)%
Selling, general and administrative expenses	6,098	13.8%	8,216	6.3%	(2,118)	(25.8)%
Loss on disposal of assets	755	1.7%	4,976	3.8%	(4,221)	(84.8)%
Loss from operations	(10,361)	(23.5)%	(12,823)	(9.8)%	2,462	* (2)
Interest expense, net	(5,744)	(13.0)%	(8,449)	(6.5)%	2,705	(32.0)%
Other income	30	0.1%	62	0.0%	(32)	* (2)
Income tax expense (benefit)	(87)	(0.2)%	39	0.0%	(126)	* (2)
Net loss	$(15,988)	(36.3)%	$(21,249)	(16.2)%	$5,261	* (2)

(1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2) Not meaningful.

Revenue. The decrease in revenue was primarily attributable to the decline in business activity, as our average active fleet count during the period decreased to 5 fleets compared to 9 fleets in the prior comparable period. Revenue was also affected to a lesser extent by the continuing trend of customers self-sourcing lower margin consumables such as sand, chemicals, and sand transportation. We anticipate revenue to continue to be depressed in future quarters as long as the industry conditions discussed in “Significant Trends” above continue. In addition, we expect the trend of customers self-sourcing consumables to continue, resulting in lower revenues from consumables as compared to periods in which we provided these consumables to customers.

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

Interest expense, net. The decrease was primarily attributable to a lower average debt balance and lower effective interest rates compared to the prior period.

Nine months ended September 30, 2020, compared to nine months ended September 30, 2019
(in thousands, except percentages)

	Nine Months Ended September 30,
	2020	% (1)	2019	% (1)	Variance	% Variance
Revenue	$195,914	100.0%	$422,075	100.0%	$(226,161)	(53.6)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	145,321	74.2%	307,841	72.9%	(162,520)	(52.8)%
Depreciation and amortization	65,759	33.6%	117,888	27.9%	(52,129)	(44.2)%
Selling, general and administrative expenses	30,376	15.5%	24,474	5.8%	5,902	24.1%
Impairment of long-lived assets	147,543	75.3%	-	0.0%	147,543	100.0%
Loss on disposal of assets	5,852	3.0%	15,884	3.8%	(10,032)	(63.2)%
Loss from operations	(198,937)	(101.5)%	(44,012)	(10.4)%	(154,925)	* (2)
Interest expense, net	(19,357)	(9.9)%	(21,384)	(5.1)%	2,027	(9.5)%
Loss on extinguishment of debt	-	0.0%	(12,558)	(3.0)%	12,558	* (2)
Other income	81	0.0%	1,774	0.4%	(1,693)	* (2)
Income tax expense (benefit)	(824)	(0.4)%	469	0.1%	(1,293)	* (2)
Net loss	$(217,389)	(111.0)%	$(76,649)	(18.2)%	$(140,740)	* (2)

(1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2) Not meaningful.

Revenue. The decrease in revenue was primarily attributable to the decline in business activity, as our average active fleet count during the period decreased to 7 fleets compared to 11 fleets in the prior comparable period. The decrease in revenue was also attributable to an increased amount of self-sourcing by customers of lower-margin consumables such as sand, chemicals, and sand transportation. We expect the industry trend of E&P companies self-sourcing to continue, resulting in decreased revenues from consumables as compared to prior years in which we provided these consumables to our customers. In addition, we anticipate revenue to continue to be depressed in future quarters as long as industry conditions discussed in “Significant Trends” above continue.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, proceeds from the issuance of equity, borrowings under our revolving credit facility, senior secured term loan and PPP Loan, and borrowing capacity under our revolving credit facility.

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

In August 2020, we entered into an amendment to our revolving credit facility pursuant to which the aggregate revolving commitment under the facility was reduced from $60.0 million to $50.0 million and certain modifications were made to eligible accounts in the borrowing base and to the applicable thresholds in the cash dominion trigger period and financial covenant trigger period, among other things. Our option to request an increase in commitments under the accordion feature was also removed under the terms of the amendment.

For more information regarding the issuance of the Series B preferred stock and amendments to our senior secured term loan and revolving credit facility, please refer to “Note 9 – Debt” and “Note 10 – Mezzanine Equity” in the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2020, our senior secured term loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations. In addition, all borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of September 30, 2020, the borrowing base was $25.7 million and the outstanding revolver loan balance was $14.9 million. As of September 30, 2020, we were in compliance with all of the covenants under our senior secured term loan and our revolving credit facility.

In July 2020, the Company received an unsecured $10.0 million loan (the “PPP Loan”) that bears interest at a rate of 1.0% per annum and matures in five years under the Paycheck Protection Program from a commercial bank. The Paycheck Protection Program was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Forgiveness is determined, subject to certain limitations, based on the use of the loan proceeds for payroll costs, interest on mortgages or other debt obligations, rents and utilities. At least 60% of the proceeds must be used for payroll costs. No assurance can be given that the Company will obtain forgiveness of the PPP Loan either in whole or in part. Monthly principal and interest payments will commence after an initial deferral period as specified under the Paycheck Protection Program on any unforgiven loan proceeds.

We believe that our current cash position, working capital balance, cash generated from operations, favorable payment terms under our amended senior secured term loan, borrowing capacity under our revolving credit facility, deferral of the employer portion of social security tax under the CARES Act, proceeds from our PPP Loan will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. While we are focused on maintaining adequate liquidity to fund our operations, service our debt and fund capital expenditures, sustained weakness or further deterioration in industry activity may make it difficult for us to do so.

Cash Flows
(in thousands)
	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$19,089	$42,330
Investing activities	(28,170)	(193,408)
Financing activities	(31,285)	153,838

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, interest, impairment losses, losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2020, a decrease of $23.2 million from the prior corresponding period. This decrease was primarily attributable to interest payments amounting to $24.3 million related to our senior secured term loan, which represented interest from May 7, 2019 through March 31, 2020. With the entry into the amendment to our senior secured term loan on April 1, 2020, we have no interest coming due on the senior secured term loan over the next twelve months.

Net Cash used in Investing Activities. Net cash used in investing activities decreased by $165.2 million from the prior corresponding period, primarily due to reduced growth and maintenance capital expenditures as a result of a decline in business activity. Net cash used in investing activities was $28.2 million for the nine months ended September 30, 2020, primarily due to purchases of property and equipment amounting to $43.9 million, $18.8 million of which related to maintaining and supporting our existing hydraulic fracturing equipment, $0.3 million of which related to fleet enhancements, and $24.8 million of which related to growth. This was offset in part by proceeds of $15.8 million from the sale of certain property and equipment.

Net Cash Provided by Financing Activities. During the nine months ended September 30, 2020, cash used in financing activities reflects payments of amounts outstanding under our revolving credit facility, long term debt, note payable, equipment financing arrangements, finance leases, and payment of senior secured term loan amendment fee amounting to $51.0 million, $2.5 million, $6.2 million, $2.4 million, $4.3 million, and $20.0 million, respectively, offset in part by proceeds under our revolving credit facility of $25.7 million, net proceeds from issuance of Series B preferred stock of $19.6 million, and proceeds from the PPP Loan of $10.0 million. With the entry into the amendment to our senior secured term loan on April 1, 2020, we have no scheduled quarterly principal payments due over the next twelve months.

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

Contractual Obligations

We enter into certain contractual obligations in the normal course of our business. The following table summarizes our known contractual commitments as of September 30, 2020 (in thousands):

	Less than 1 year	1 - 3 Years	3 - 5 Years	Thereafter	Total
Senior Secured Term Loan	$-	$7,500	$10,000	$230,000	$247,500
ABL Credit Facility	-	-	14,939	-	14,939
PPP Loan	-	-	10,000	-	10,000
Equipment financing	3,474	7,533	2,709	-	13,716
Notes payable	1,867	-	-	-	1,867
Capital lease obligations (1)	6,201	-	-	-	6,201
Estimated interest payments (2)	1,507	40,192	50,570	4,322	96,591
Operating lease obligations (3)	1,250	1,297	386	-	2,933
Purchase commitments (4)	1,999		-	-	1,999
Sand purchase agreements (5)	4,747	240	-	-	4,987
Total	$21,045	$56,762	$88,604	$234,322	$400,733

(1)	Capital lease obligations consist of our obligations on capital leases of fracturing equipment.
(2)	Estimated interest payments are based on outstanding debt balances as of September 30, 2020.
(3)	Operating lease obligations are related to our facilities and office spaces.
(4)	Purchase commitments relate to purchase agreements with a vendor to purchase certain components for use by our fleets.
(5)

Sand purchase agreements relate to supply agreements with vendors for sand purchases. The purchase commitments disclosed represent the aggregate amounts that we would be obligated to pay in the event that the Company procured no additional proppant under the contracts subsequent to September 30, 2020.

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

Beginning April 1, 2022, we will be subject to interest rate risk on our senior secured term loan. At that time, this loan will be subject to an annual interest rate that is indexed to the London Interbank Offered Rate (“LIBOR”). Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The impact of a 1% increase in interest rates on this debt would result in an increase in interest expense of approximately $2.6 million annually.

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily consist of proppants and chemicals that are consumed while providing hydraulic fracturing services. Our fuel costs primarily consist of diesel fuel used by our trucks and other equipment. Our material and fuel costs are variable and are impacted by changes in supply and demand. We generally pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities. However, we have commitments in place with certain vendors to purchase sand. Some of these agreements have minimum purchase requirements. We could be required to purchase sand and pay prices in excess of market prices at the time of purchase. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” for the contractual commitments and obligations table as of September 30, 2020.

The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk in that customers may be similarly affected by changes in economic and industry conditions. We extend credit to customers and other parties in the normal course of our business. We manage our credit exposure by performing credit evaluations of our customers and maintaining an allowance for doubtful accounts. As of September 30, 2020, we recorded a reserve for doubtful accounts of $9.0 million, which was primarily driven by growing uncertainty that we will be able collect billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers to collect on our receivables.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

As described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, we were named as a defendant in a case filed on January 14, 2019 in the Superior Court of the State of Delaware (Smart Sand, Inc. v. U.S. Well Services, LLC) seeking monetary damages arising out of the cancellation of a sand contract. The litigation is in the discovery stages. As such, no prediction can be made as to the outcome of the case at this time.

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

On July 28, 2020, we received proceeds of $10.0 million from a loan under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven. We intend to use the proceeds to retain current employees, maintain payroll and make lease and utility payments. A portion of the PPP Loan may be forgiven by the Small Business Administration (the “SBA”) upon our application in accordance with the forgiveness rules set out in the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered lease payments, covered mortgage interest and covered utilities during the twenty-four-week period beginning on the date the loan is advanced, but not to exceed December 31, 2020. Not more than 40% of the forgiven amount may be for non-payroll costs. In addition, the amount of the PPP Loan eligible for forgiveness related to payroll costs is subject to additional limitations as outlined in the CARES Act. Although we intend to use the entire PPP Loan for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the Paycheck Protection Program, no assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.  Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

As part of our application for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that given our Company’s circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Future sales or the availability for sale of substantial amounts of our Class A common stock, or the perception that these sales may occur, could adversely affect the trading price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

Our Second Amended and Restated Certificate of Incorporation (as amended, the “Second Amended and Restated Charter”) authorizes us to issue 400,000,000 shares of Class A common stock, of which 71,766,358 shares were outstanding as of October 31, 2020, and 10,000,000 shares of preferred stock, of which 50,000 shares of Series A preferred stock and 22,050 shares of Series B preferred stock were outstanding as of October 31, 2020. The holders of the Series B preferred stock have the right to convert all or any portion of their shares of Series B preferred stock into shares of Class A common stock and the Series A preferred stock have the right to convert all or any portion of their shares of Series A preferred stock into shares of Class A common stock beginning in May 2020. In addition, as of October 31, 2020, warrants to purchase up to 17,147,315 shares of our Class A common stock were outstanding and immediately exercisable.

A large percentage of our shares of common stock are held by a relatively small number of investors. We entered into registration rights agreements (the “Registration Rights Agreements”) with certain of those investors in connection with the Transaction and in connection with their subsequent purchase of Series A preferred stock and the issuance of the Series B preferred stock pursuant to which we have filed registration statements with the SEC to facilitate potential future sales of such shares by them.

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

Our Class A common stock and warrants are currently listed on the NASDAQ Capital Market (“NASDAQ”). Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards.  On April 21, 2020, we received a notice (the “Notice”) from NASDAQ stating we were not in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”), because the bid price for our Class A common stock had closed below the minimum $1.00 price per share requirement for the last thirty (30) consecutive business days. On August 14, 2020, we received another notice (the “Second Notice”) from NASDAQ stating that, based upon its review of our market value of listed securities for the last thirty consecutive business days, we do not meet the market value of listed securities requirement set forth under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In addition, the Second Notice informed us that as of August 14, 2020, we did not meet the alternative compliance standards relating to stockholders’ equity or net income from continuing operations (the “Alternative Compliance Standards”).

The Notice and the Second Notice have no immediate effect on our listing on the NASDAQ Capital Market. Given the extraordinary market conditions, Nasdaq determined to toll the compliance periods for the bid price and market value of publicly held shares requirements (collectively, the “Price-based Requirements”) through June 30, 2020. Accordingly, the compliance periods for the Price-based Requirements was reinstated on July 1, 2020.

In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with the minimum bid price requirement set forth in the Minimum Bid Price Rule. To regain compliance, the closing bid price of our Class A common stock must meet or exceed $1.00 per share for at least ten consecutive business days before the end of this 180-day period. We also have a period of 180 calendar days from the date of the Second Notice, or until February 10, 2021, to regain compliance with the MVLS Requirement. Compliance can be achieved by meeting the MVLS Requirement for a minimum of ten consecutive business days during the 180-day compliance period, unless NASDAQ exercises its discretion to extend this ten-day period.

If the Company does not regain compliance with the Minimum Bid Price Rule by December 28, 2020, the Company may be eligible for an additional 180-calendar day compliance period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for NASDAQ, with the exception of the minimum bid price requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, the Nasdaq staff will grant an additional 180 calendar days for us to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our Class A common stock will be subject to delisting. We would have the right to appeal a determination to delist our Class A common stock, and the Class A common stock would remain listed on Nasdaq until the completion of the appeal process.

We intend to actively monitor the bid price of our Class A common stock and may, as appropriate, consider available options to regain compliance with the Minimum Bid Price Rule or the MVLS Requirement. There can be no assurance we will be able to regain compliance with the Minimum Bid Price Rule or the MVLS Requirement by the end of the compliance period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Over the course of the year, the Compensation Committee of the Board of Directors (the “Board”) of the Company has evaluated means by which it can provide incentives for certain of the Company’s key employees to remain employed by the Company. After carefully evaluating many options, the Board, upon the recommendation of the Compensation Committee of the Board, has approved the grant of deferred stock units and certain performance incentive awards that will provide for potential future payments to be made to certain key employees of the Company, as summarized below. The Board believes that these awards will provide for a key retention pool that will benefit all of its stockholders. Specifically, the Board believes that these awards will enable the Company to: (i) enhance executive management’s and other key employees’ sense of participation in the Company; and (ii) provide incentives for continued employment. The Board also believes that these awards will further align the interests of executive management and key employees with those of the Company’s stockholders through the potential for increased stock ownership.

Deferred Stock Unit Awards

On November 5, 2020 (the “Grant Date”), the Company entered into Deferred Stock Unit Award Agreements (the “DSU Award Agreements”) with certain of its key employees, including Joel Broussard, the Company’s President and Chief Executive Officer, and Kyle O’Neill, the Company’s Chief Financial Officer. The DSU Award Agreements were made pursuant to the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “A&R LTIP”), which was approved by the Board, upon the recommendation of the Compensation Committee of the Board, on September 21, 2020. The A&R LTIP is expected to be included in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders for approval by the Company’s stockholders.

Pursuant to their respective DSU Award Agreements, Messrs. Broussard and O’Neill were granted 3,592,795 and 1,434,960 Deferred Stock Units (the “DSUs”), respectively. In addition, the other key employees were issued a total of 4,072,913 DSUs. Each DSU represents the right to receive one share of the Company’s Class A common stock, par value $0.0001 per share, which right is conditioned upon the Company receiving stockholder approval of the A&R LTIP. In the event that the Company’s stockholders do not approve the A&R LTIP and the Company lacks sufficient shares of Class A common stock reserved for issuance under the 2018 Stock Incentive Plan to satisfy the DSU Award Agreements, then the unsatisfied portion of the DSU Award Agreements will be forfeited and void.

The DSUs are subject to vesting and the award recipients continued employment with the Company, and will vest 1/3 each year, beginning on the first anniversary of January 1, 2020 (the “Vesting Effective Date”), or in full upon the occurrence of a Change of Control (as defined in the DSU Award Agreement). If a recipient’s employment is terminated as the result of certain events, such as death, disability or retirement, the participant will vest in 1/3 of the DSUs.

Shares of Class A common stock issuable with respect to vested DSUs held by Messrs. Broussard and O’Neill will be issued on the earlier of the following: (i) the 60th day after their respective termination; (ii) upon a Change of Control (as defined in the DSU Award Agreement); or (iii) upon the fifth anniversary of the Grant Date.

The foregoing description of the DSU Award Agreements and the DSUs does not purport to be complete and is qualified in its entirety by reference to the complete text of the DSU Award Agreement, which is filed herewith as Exhibit 10.4.

Performance Awards (Pool A)

On the Grant Date, the Company entered into Performance Awards (Pool A) (the “Pool A Performance Award Agreements”) with certain of its key employees, including Messrs. Broussard and O’Neill, under the A&R LTIP.

Pursuant to their respective Pool A Performance Award Agreements, Messrs. Broussard and O’Neill were each granted an award (the “Pool A Performance Award”) with a designated cash value equal to $0.9 million and $0.4 million, respectively, which amounts increase by 12.0% until May 24, 2021 and 16.0% thereafter, compounding quarterly (the “Pool A Award Value”). The cash value awarded to all other employees equals $1.0 million. The Pool A Award Value is subject to reduction if, in connection with any Change of Control (as defined in the Pool A Performance Award Agreements), the Company’s Series A Preferred Stock is redeemed for less than its redemption price. No payments will be made under a Pool A Performance Award prior to the date on which the Pool A Performance Award becomes vested and the restricted periods lapse, and payment date occurs, as summarized below.

The respective Pool A Performance Awards of Messrs. Broussard and O’Neill are subject to their continued employment and vest in full (i) on the first anniversary of the Vesting Effective Date or (ii) upon a Change of Control (as defined in the Pool A Performance Award Agreements). If the employment of either Messrs. Broussard or O’Neill is terminated prior to the first anniversary of the Vesting Effective Date or for certain events of cause, then the entire Pool A Performance Award held by such terminated executive will be forfeited, whether or not vested in the case of a for cause termination.

The vested Pool A Performance Award will be payable to Messrs. Broussard and O’Neill on the earlier of the following:

a.	Upon a Change of Control (as defined in the Pool A Performance Award Agreements), either:
i.

If shares of Series A Preferred Stock receive consideration in connection with such Change of Control in exchange or redemption thereof, then in the applicable merger consideration as if the participant held shares of Series A Preferred Stock immediately prior to such Change of Control with an aggregate redemption price equal to the applicable Pool A Award Value, or

ii.

If shares of Series A Preferred Stock do not receive such consideration, then (i) in cash in a transaction in which the holders of Common Stock receive no consideration, cash or consideration other than a combination of cash and securities or (ii) in shares of Class A common stock equal to the quotient of the applicable Pool A Award Value and the Fair Market Value (as defined in the Pool A Performance Award Agreements) of a share of Class A common stock, upon a transaction in which the holders of Class A common stock receive securities or a combination of cash and securities.

b.

Upon the fixed payment date (as defined below) in, at the Company’s election, (i) cash or (ii) shares of Class A common stock equal to the quotient of the Pool A Award Value and the Fair Market Value (as defined in the Pool A Performance Award Agreements) of a share of Class A common stock.

The fixed payment date (the “Fixed Payment Date”) is the fifth anniversary of the Grant Date, unless the Company elects to defer the payment date, subject to the requirements set forth in the Pool A Performance Award Agreement or Pool B Performance Award Agreement, as applicable, for such a deferral, to a date not less than five years from, nor more than six years after, the initial Fixed Payment Date.

In the event that the Company’s stockholders do not approve the A&R LTIP, then the Pool A Performance Awards cannot be paid in shares of Class A common stock and will, in such case, only be payable in cash.

The foregoing description of the Pool A Performance Award Agreements and the Pool A Performance Awards does not purport to be complete and is qualified in its entirety by reference to the complete text of the Pool A Performance Award Agreement, which is filed herewith as Exhibit 10.5.

Performance Awards (Pool B)

On the Grant Date, the Company entered into Performance Awards (Pool B) (the “Pool B Performance Award Agreements”) with certain of its key employees, including Messrs. Broussard and O’Neill, under the A&R LTIP.

Pursuant to their respective Pool B Performance Award Agreements, Messrs. Broussard and O’Neill were each granted an award (the “Pool B Performance Award”) with a designated cash value equal to $0.6 million and $0.2 million, respectively, which amounts increase by 12.0% until May 24, 2021 and 16.0% thereafter, compounding quarterly (the “Pool B Award Value”). The cash value awarded to all other employees equals $0.7 million. The Pool B Award Value is subject to reduction if, in connection with any Change of Control (as defined in the Pool B Performance Award Agreements), the Company’s Series B Preferred Stock is redeemed for less than its redemption price. No payments will be made under a Pool B Performance Award prior to the date on which the Pool B Performance Award becomes vested and the restricted periods lapse and payment date occurs, as summarized below.

The respective Pool B Performance Awards of Messrs. Broussard and O’Neill are subject to their continued employment and vest 1/3 each year, beginning on the first anniversary of the Vesting Effective Date, or in full upon the occurrence of a Change of Control (as defined in the Pool B Performance Award Agreement). If the employment of either Messrs. Broussard or O’Neill is terminated (i) due to death or disability, then he will vest in 1/3 of the Pool B Performance Award or (ii) due to retirement after the first anniversary of the Vesting Effective Date, then he will vest in 1/3 of the Pool B Performance Award. Upon the termination of their employment for any other reason or for certain events of cause, then the unvested portion of the Pool B Performance Award held by such terminated executive will be forfeited, and in the case of a for cause termination, the entire Pool B Performance Award will be forfeited, whether or not vested.

The vested Pool B Performance Award will be payable to Messrs. Broussard and O’Neill on the earlier of the following:

a.	Upon a Change of Control (as defined in the Pool B Performance Award Agreements), either:
i.

If shares of Series B Preferred Stock receive consideration in connection with such Change of Control in exchange or redemption thereof, then in the applicable merger consideration as if the participant held shares of Series B Preferred Stock immediately prior to such Change of Control with an aggregate redemption price equal to the applicable Pool B Award Value, or

ii.

If shares of Series B Preferred Stock do not receive such consideration, then (i) in cash in a transaction in which the holders of Class A common stock receive no consideration, cash or consideration other than a combination of cash and securities, in an amount equal to the greater of the Pool B Award Value and the value of that number of shares of Class A common stock equal to the quotient of the applicable Pool B Award Value and $0.308 (the “Pool B Shares Fair Market Value”) or (ii) in shares of Class A common stock equal to the quotient of the applicable Pool B Award Value and the Pool B Shares Fair Market Value, upon a transaction in which the holders of Class A common stock receive securities or a combination of cash and securities.
b.

Upon the Fixed Payment Date in, at the Company’s election, (i) cash or (ii) shares of Class A common stock equal to the quotient of the Pool B Award Value and the Pool B Shares Fair Market Value (as defined in the Pool B Performance Award Agreements) of a share of Class A common stock.

In the event that the Company’s stockholders do not approve the A&R LTIP, then the Pool B Performance Awards cannot be paid in shares of Class A common stock and will, in such case, only be payable in cash.

The foregoing description of the Pool B Performance Award Agreements and the Pool B Performance Awards does not purport to be complete and is qualified in its entirety by reference to the complete text of the Pool B Performance Award Agreement, which is filed herewith as Exhibit 10.6.

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

10.1

Promissory Note, dated effective as of July 24, 2020, by and between U.S. Well Services, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 30, 2020).

10.2

Second Amendment to ABL Credit Agreement dated as of April 1, 2020, by and among U.S. Well Services, LLC, U.S. Well Services Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings, LLC, lenders party thereto, and Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1. of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on August 20, 2020).

10.3*

Third Amendment to Senior Secured Term Loan Credit Agreement, dated July 30, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 11, LLC, USWS Holdings LLC, CLMG Corp., as administrative agent and collateral agent, and the lenders party thereto.

10.4*	Form of Deferred Stock Unit Award under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan.
10.5*	Form of Performance Award (Pool A) under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan.
10.6*	Form of Performance Award (Pool B) under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan.
10.7*	U.S. Well Services, Inc. Amended and Restated 2018 Long Term Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2020.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer