Form 10-K
period 2020-12-31
U.S. WELL SERVICES, INC.
filed 2021-03-11
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2020 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the Nasdaq Capital Market was $21,639,925.

As of March 2, 2021, the registrant had 83,600,445 shares of Class A Common Stock and 2,296,525 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Forward-looking statements are often identified by the words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether because of new information, future events, or otherwise, except to the extent required by law.

PART I

Item 1. Business.

Overview

We are one of the pioneer companies in developing the electric hydraulic fracturing industry. We are based in Houston, Texas and provide our services to oil and natural gas exploration and production (“E&P”) companies in the United States. We are one of the first companies to develop and commercially deploy electric-powered hydraulic fracturing technology (“Clean Fleet®”), which we believe is an industry-changing technology. Our Clean Fleet® technology has a demonstrated track record for successful commercial operation, with over 18,750 electric frac stages completed since the first Clean Fleet® was deployed in July 2014. Our Clean Fleet® technology is supported by a robust intellectual property portfolio, consisting of 38 granted patents and an additional 189 pending patents. We believe that the following characteristics of the Clean Fleet® technology provide the Company with a distinct competitive advantage:

•	Industry Leading Environmental Profile
•	Reduced Fuel Costs
•	Enhanced Wellsite and Community Safety Profile
•	Lower Cost of Ownership
•	Superior Operational Efficiency Profile

Currently, we provide our services in the Appalachian Basin, the Eagle Ford, and the Permian Basin. We have demonstrated the capability to expeditiously deploy our fleets to new oil and gas basins when requested by customers. Our customers include Apache Corporation, Marathon Oil, Range Resources, Shell, BP, and other leading E&P companies.

Company Formation

On February 21, 2012, U.S. Well Services, LLC (“USWS LLC”) was formed as a Delaware limited liability company and subsequently grew organically from one diesel powered hydraulic fracturing fleet (“Conventional Fleets”) in April 2012 to 14 available fleets representing 684,545 hydraulic horsepower (“HHP”); five of which utilize our patented electric-powered hydraulic fracturing technology (the “Clean Fleet®”).

As part of a corporate restructuring in February 2017, all of the outstanding equity interest of USWS LLC was acquired by a newly formed entity, USWS Holdings, LLC (“USWS Holdings”), a Delaware limited liability company that was formed for the purposes of effecting the corporate restructuring and that had no operations of its own. USWS Holdings was acquired by U.S. Well Services, Inc. (f/k/a Matlin & Partners Acquisition Corporation, or “MPAC”) on November 9, 2018, as discussed further under Business Combination herein.

Business Combination

On March 10, 2016, MPAC was incorporated in Delaware as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On March 15, 2017, MPAC consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On November 9, 2018, MPAC acquired USWS Holdings (the “Transaction”) pursuant to a Merger and Contribution Agreement, dated as of July 13, 2018 (as amended, the “Merger and Contribution Agreement”). The Transaction was accounted for as a reverse recapitalization. Under this method of accounting, USWS Holdings is treated as the acquirer and MPAC is treated as the acquired party.

In connection with the closing of the Transaction, MPAC changed its name to U.S. Well Services, Inc. (“USWS Inc.”) and its trading symbols on Nasdaq from “MPAC,” and “MPACW,” to “USWS” and “USWSW”.

Pursuant to the Merger and Contribution Agreement, on November 9, 2018, USWS Inc. issued Class A common stock to certain members of USWS Holdings in exchange for their interests in USWS Holdings and Class B common stock to certain members of USWS Holdings who retained their interests in USWS Holdings.

Following the completion of the Transaction, the Company was organized as an “Up-C” structure, meaning that substantially all the Company’s assets and operations are held and conducted by USWS LLC. The Company’s only assets are equity interests representing 97% ownership of USWS Holdings as of December 31, 2020. The Transaction did not include a tax receivable agreement.

Organizational Structure

The following diagram illustrates the ownership structure of the Company as of December 31, 2020:

Class A Shareholders
Class B Shareholders
100% economic interest; 97% voting interest
0% economic interest; 3% voting interest
U.S. Well Services, Inc. (NASDAQ: "USWS"; "USWSW") (f/k/a MPAC)
3% economic interest and voting interest
97% economic and voting interests; sole managing member
USWS Holdings, LLC
100% economic interest and voting interest
U.S. Well Services, LLC and subsidiaries

Each share of Class B common stock has no economic rights in USWS Inc. but entitles its holder to one vote on all matters to be voted on by shareholders generally. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law. We do not intend to list the Class B common stock on any exchange.

Under the Amended and Restated Limited Liability Company Agreement of USWS Holdings, each share of Class B common stock of USWS Inc., together with one unit of USWS Holdings and subject to certain limitations, is exchangeable (the "Exchange Right") for one share of Class A common stock of USWS Inc. or, at the Company's election, the cash equivalent to the market value of one share of Class A common stock of USWS Inc. The exchange is subject to conversion rate adjustments for stock splits, stock dividends, reclassifications, and other similar transactions. In addition, upon a change in control of USWS Inc., USWS Inc. has the right to require each holder of USWS Holdings units (other than USWS Inc.) to exercise its Exchange Right with respect to some or all of such holder's USWS Holdings units. An exchange of Class B common stock of USWS Inc., together with the corresponding one unit of USWS Holdings, will result in both being cancelled.

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

The process of hydraulic fracturing involves pumping a pressurized stream of fracturing fluid — typically a mixture of water, chemicals, and proppant — into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent, or proppant, becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

Our fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. We have two designs for our hydraulic fracturing units: (1) Our legacy conventional fleets, which are powered by diesel fuel and utilize traditional internal combustion engines, transmissions, and radiators and (2) our next-generation Clean Fleet® technology, which replaces the traditional engines, transmissions, and radiators with electric motors powered by electricity created by turbine generators. Both designs utilize high-pressure hydraulic fracturing pumps mounted on trailers. We refer to the group of pump trailers and other equipment necessary to perform a typical fracturing job as a “fleet,” and the personnel assigned to each fleet as a “crew.”

Our Clean Fleet® equipment also allows us to pursue business opportunities outside of the upstream oil and gas sector. We offer power generation services, leasing turbine generators and ancillary power generation equipment under short or long-term arrangements, along with skilled personnel, to provide peaking power and other power generation needs to customers in a variety of industries and markets. Although this has not been a material source of revenue for us historically, we believe that power generation services represent an attractive avenue for future growth.

Clean Fleet® Technology

Our Clean Fleet® combines natural gas turbine generators with electric motors and existing industry equipment to provide fracturing services with numerous advantages over conventional fleets. Our Clean Fleet® technology is a proven technology that has been in commercial operations since July 2014, making us a leading provider of electric-powered hydraulic fracturing services. Our Clean Fleet® technology is supported by a robust intellectual property portfolio. We have been granted, or have received notice of allowance, for 38 patents and have an additional 189 patents pending.

We believe Clean Fleet® technology provides the Company with a distinct competitive advantage over our competitors because of the following characteristics:

•	Industry Leading Environmental Profile – Clean Fleet® technology offers superior emissions performance as compared to traditional diesel-powered hydraulic fracturing equipment.

•

Reduced Fuel Costs – Clean Fleet® technology uses electric motors to [drive] its frac pumps instead of internal combustion engines and transmissions used on traditional, diesel-powered fracturing equipment. Clean Fleet®’s electric motors are powered by mobile turbine generators that can use natural gas produced and conditioned in the field (“Field Gas”), compressed natural gas (“CNG”), liquefied natural gas (“LNG”) or diesel as a fuel source. Our customers typically provide Field Gas or CNG to fuel Clean Fleet®’s turbine generators, which offers a significant cost savings relative to purchasing diesel fuel to power traditional fracturing equipment in the current market environment.

•

Enhanced Wellsite and Community Safety Profile – Clean Fleet® offers superior safety benefits relative to traditional diesel-powered fracturing fleets for both workers at the wellsite and inhabitants of nearby communities.

•

Lower Cost of Ownership – We believe Clean Fleet® offers the best cost of ownership of any commercially available hydraulic fracturing technology. Also, Clean Fleet® uses long-lived components such as electric motors, switchgears, and turbine generators that we estimate will be capable of operating for more than 15 years, while traditional diesel-

powered fracturing fleets can be expected to operate for less than five years before requiring major component replacements.

•

Superior Operational Efficiency Profile – Clean Fleet® technology allows us to garner operational efficiencies that are difficult to achieve with traditional diesel-powered fracturing technology. By eliminating moving parts associated with internal combustion engines and transmissions, as well as eliminating the need for preventative maintenance activities such as oil filter changes, we are able to reduce maintenance-related downtime. Additionally, the ability of our Clean Fleet® technology to automatically capture and transmit vast amounts of operational, logistical, and environmental data provide us with insights that offer opportunities for continuous improvements in our operational efficiencies.

Competitive Strengths

We believe that the following strengths will position us to provide high-quality service to our customers and create value for our stockholders:

•

Proprietary Clean Fleet® technology. We are a market leader in electric fracturing technology, with five all-electric hydraulic fracturing fleets. Our fleets utilizing Clean Fleet® technology provide substantial cost savings by replacing diesel fuel with natural gas and offer considerable operational, safety and environmental advantages. Clean Fleet® technology offers superior operational efficiency resulting from reduced non-productive time due to repairs, maintenance and failures associated with diesel-powered engines and transmissions. Additionally, Clean Fleet® technology can substantially reduce emissions of air pollutants and noise from the wellsite. With an increasing focus on ESG and increasing returns by our customers, we believe that adoption of this technology in the near term will materially increase and allow us to continue to significantly expand our market share over the next several years.

•

Strong, employee-centered culture. Our employees are critical to our success and are a key source of our competitive advantage. We continuously invest in training and development for our employees, and as a result, we can provide consistent, high-quality service and safe working conditions for both employees and customers.

•

Track record for safety. Safety is a critical element of our operations. We focus on providing customers with the highest quality of service by employing a trained and motivated workforce that is rigorously focused on safety. We continuously review safety data and work to develop and implement policies and procedures that ensure the safety and wellbeing of our employees, customers, and the communities in which we operate. Our field operators are empowered to stop work and question the safety of a situation or task performed. We use specialized technology to improve safety for our truck drivers and employ measures to mitigate the risk of respirable silica dust exposure on the wellsite. We believe our record of safe operations makes us an attractive partner for both our customers and our employees. Additionally, we have taken proactive measures to safeguard the physical health of our employees in response to the COVID-19 pandemic. Employees capable of working from home were mandated to do so until conditions improve making it safe for their return on a voluntary basis, and all individuals entering a Company facility or work location are required to undergo a screening process.

•

Strong customer relationships supported by contracts and dedications. We have cultivated strong relationships with a diverse group of customers because of the quality of our service, safety performance and ability to work with customers to establish mutually beneficial service agreements. Our contracts and dedications provide customers with certainty of service pricing, allowing them to efficiently budget and plan the development of their wells. Additionally, our contracts and dedications allow us to maintain higher utilization of our fleet and generate revenue and cash flow through industry cycles. We believe our relationships and the structure of our contracts and dedications position us to continue to build long-term partnerships with customers and support stable financial performance.

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

•

Ability to leverage uncorrelated, growing markets. We own a significant portfolio of high-quality power generation assets consisting of mobile turbine generators and related equipment. These assets offer us the opportunity to serve customers in areas such as disaster recovery, power and utility services and other markets that are not correlated to the oil and gas industry.

•

Proven, cycle-tested management team. Our management team has a proven track record for building and operating oilfield service companies. As a result of our strategy, we have grown the business organically. Our operating and commercial teams have significant industry experience and longstanding relationships with our clients. We believe our management team’s experience and relationships position us to generate business and create value for stockholders. Additionally, our management team’s rapid response to the COVID-19 pandemic enabled us to maintain adequate liquidity and develop operational procedures allowing for business continuity during a turbulent market environment.

Customer Concentration

Our customers include a broad range of leading E&P companies. For the year ended December 31, 2020, Apache Corporation, Shell, Marathon, Range, and EQT each comprised greater than 10% of our consolidated revenues.

Suppliers

We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We currently rely on a limited number of suppliers from which we procure major equipment components used to maintain, build, or upgrade our custom Clean Fleet® hydraulic fracturing equipment. In addition, some of these components have few suppliers and long lead times to acquire. Historically, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or equipment by one of our suppliers, we may not always be able to do so. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Competition

The markets in which we operate are very competitive. We provide services in various geographic regions across the United States, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our hydraulic fracturing services compete with large, integrated companies such as Halliburton Company and Schlumberger Limited as well as other companies including Evolution Well Services, Calfrac Well Services Ltd., FTS International Inc., Liberty Oilfield Services Inc., NexTier Oilfield Solutions Inc., Patterson-UTI Energy Inc., ProPetro Services Inc., and RPC Inc. In addition, our industry is highly fragmented, and we compete regionally with a significant number of smaller service providers. Although several of our larger competitors have announced their intention to develop or adopt new electric hydraulic fracturing technologies, we believe that only U.S. Well Services, Inc. and one privately owned competitor are currently offering all-electric hydraulic fracturing services.

We believe that the principal competitive factors in the markets we serve are technical expertise, equipment capacity, workforce competency, efficiency, safety record, reputation, experience, and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment.

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

Environmental and Occupational Health and Safety Regulations

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, and occupational health and safety. Numerous federal, state, and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil and criminal penalties and may result in permit revocations or modifications, operational disruptions, or injunctive obligations for noncompliance. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be released into the environment, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically-sensitive areas and other protected areas, or require action to prevent or remediate pollution from current or former operations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons, or other waste products into the environment. Changes in environmental, health and safety laws and regulations occur frequently, and any changes in the laws or regulations or the interpretation thereof that result in more stringent and costly requirements could materially adversely affect our operations and financial position. We have not experienced any material adverse effect from compliance with these requirements. This trend, however, may not continue in the future.

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

Waste Handling. We handle, transport, store and dispose of wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state laws and regulations, which impose requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous wastes. With federal approval, the individual states administer some or all the provisions of RCRA, sometimes in conjunction with our own, more stringent requirements. Although certain petroleum production wastes are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of nonhazardous waste provisions.

Administrative, civil, and criminal penalties can be imposed for failure to comply with waste handling requirements. Moreover, the Environmental Protection Agency (“EPA”) or state or local governments may adopt more stringent requirements for the handling of nonhazardous wastes or re-categorize some nonhazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development, and production wastes as hazardous wastes. Several environmental organizations have also petitioned the EPA to modify existing regulations to re-categorize certain oil and natural gas exploration, development, and production wastes as hazardous. Any such changes in these laws and regulations could have a material adverse effect on our capital expenditures and operating expenses. Although we do not believe the current costs of managing our wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

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

Liability for the costs of removing or remediating previously disposed wastes or contamination, damages to natural resources, and the costs of conducting certain health studies, amongst other things, is strict and joint and several. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. During our operations, we use materials that, if released, would be subject to CERCLA and comparable state laws. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such substances have been released.

NORM. During our operations, some of our equipment may be exposed to naturally occurring radioactive materials (“NORM”) associated with oil and gas deposits and accordingly may result in the generation of wastes and other materials containing NORM. NORM exhibiting levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements.

Water Discharges. The Clean Water Act, Safe Drinking Water Act, Oil Pollution Act and analogous state laws and regulations impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “Corps”), or the applicable state. The Clean Water Act has been interpreted by these agencies to apply broadly. The EPA and the Corps released a rule to revise the definition of “waters of the United States,” or WOTUS, for all Clean Water Act programs, which went into effect in August 2015. Litigation and political maneuverings surrounding the revised WOTUS definition have been ongoing since that time. On October 22, 2019, the EPA and the Corps issued a final rule to repeal the 2015 Clean Water Rule and re-codify the regulatory text that existed prior to 2015 (the “Step One Rule”). The Step One Rule became effective on December 23, 2019. On January 23, 2020, the EPA and the Corps announced the final Navigable Waters Protection Rule (the “NWPR”), which revised and narrowed the WOTUS definition. The NWPR replaced the Step One Rule and became effective on June 22, 2020. The Biden administration will conduct a review of the NWPR, and we expect political maneuverings and litigation regarding the WOTUS definition to continue, creating uncertainty as to what constitutes a protected “water of the United States.” In addition, spill prevention, control and countermeasure plan requirements require appropriate containment berms and similar structures to help prevent the contamination of regulated waters.

Air Emissions. The Clean Air Act (“CAA”) and comparable state laws and regulations regulate emissions of various air pollutants through the issuance of permits and the imposition of other emissions control requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants from specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs to remain in compliance. These and other laws and regulations may increase the costs of compliance for some facilities where we operate, and significant administrative, civil, and criminal penalties can be imposed for failure to comply with air regulations. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects.

Climate Change. The EPA has determined that greenhouse gases (“GHGs”) present an endangerment to public health and the environment because such gases contribute to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted and implemented, and continues to adopt and implement, regulations that restrict emissions of GHGs under existing provisions of the CAA. The EPA also requires the annual reporting of GHG emissions from certain large sources of GHG emissions in the United States, including certain oil and gas production facilities. The U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap and trade programs and through the establishment of emissions reduction targets. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Paris Agreement entered into force in November 2016. The United States exited the Paris Agreement in November 2020, but rejoined it effective on February 19, 2021. Additional federal and/or state regulations targeting climate change could significantly affect our operations or compliance costs.

Moreover, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.

Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (“ESA”) and analogous state laws may impact exploration, development, and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act and various state analogs. The U.S. Fish and Wildlife Service may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species, or a state may impose new rules limiting oil and gas operations to protect wildlife or habitat, which could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.

Regulation of Hydraulic Fracturing and Related Activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, on January 20, 2021, the Biden administration issued an order implementing a 60-day suspension on new oil and gas leases and drilling permits for federal lands and water. On January 27, 2021, the Biden administration issued an executive order that indefinitely pauses new oil and gas leases on federal lands while the administration undertakes a comprehensive review on climate change impacts. Additionally, beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. Various political maneuverings resulted in September 2020 amendments to New Source Performance Standards issued in 2016. These amendments rescinded certain methane control requirements and removed the transmission and storage segment from the oil and natural gas source category and were promptly challenged in court, resulting in a temporary stay issued by the D.C. Circuit. The amendments are currently under review by the Biden Administration, which could further revise or rescind them. The U.S. Department of Interior’s Bureau of Land Management (“BLM”) finalized similar rules in November 2016 that limit methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. The BLM adopted final rules in January 2017. Operators generally had one year from the January 2017 effective date to come into compliance with the rule’s requirements. In December 2017, the BLM temporarily suspended or delayed certain of these requirements set forth in its Venting and Flaring Rule until January 2019, and in September 2018, the BLM published a final rule which scaled back the waste-prevention requirements of the 2016 rule. Both the 2016 rule and the September 2018 revision of that rule were vacated in 2020 court decisions.  Litigation and administrative review of these rules remain ongoing. Moreover, in March 2015, the BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water. However, the BLM rescinded this rule in December 2017. In January 2018, California and a coalition of environmental groups filed suit in the Northern District of California to challenge the BLM’s rescission of the 2015 rule. In March 2020, the California district court upheld the BLM’s rescission of the hydraulic fracturing rule, and the plaintiff groups appealed. This litigation and administrative review of federal hydraulic fracturing regulations is ongoing.  Many states also have hydraulic fracturing regulations in place that may be duplicative of the rescinded federal regulations, and the BLM requires operators to comply with the law of the state where the federal or Indian land is located.

Further, legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could require disclosure of the chemical constituents of the fluids used in the fracturing process, restrict, or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

Federal and state governments have also begun investigating whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. For example, in December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances such as water withdrawals for fracturing in times or areas of low water availability, surface spills during the management of fracturing fluids, chemicals or produced water, injection of fracturing fluids into wells with inadequate mechanical integrity, injection of fracturing fluids directly into groundwater resources, discharge of inadequately treated fracturing wastewater to surface waters, and disposal or storage of fracturing wastewater in unlined pits. The results of these studies could lead the federal government and has led some state governments to develop and implement additional regulations, including stricter regulatory requirements relating to the location and operation of underground injection wells or requirements regarding the permitting of produced water disposal wells or otherwise.

Increased regulation of hydraulic fracturing and related activities (whether as a result of the EPA study results or resulting from other factors) could restrict our ability to operate in certain areas or subject us and our customers to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, and plugging and abandonment requirements. New requirements could result in increased operational costs for us and our customers and reduce the demand for our services.

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

Employees

As of December 31, 2020, we had 638 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are excellent. From time to time, we will utilize the services of independent contractors to perform various field and/or other services.

Intellectual Property

We have been granted or have received notice of allowance for 38 patents, which begin to expire in late 2033, and have an additional 189 patents pending. Our patents protect our Clean Fleet® technology from being duplicated by competitors. These patents help provide unique competitive advantages in operating areas where noise and emissions are key concerns. We also use proprietary FRAC MD® technology to support our preventative maintenance program and prolong equipment useful life. This technology utilizes specialized equipment to capture and analyze vibrations to identify component stress so maintenance can be performed prior to catastrophic failures. Our fleets continuously transmit data captured in the field to our IoT platform. This data is analyzed by our team of data scientists in order improve our operations by garnering insights that inform real-time decision making in the field and drive our machine learning capabilities to increase efficiency and extend equipment useful life.

Availability of Information

Our website address is www.uswellservices.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “Investor Relations”) free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

The following risk factors apply to our business and operations and the industry in which we operate. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition, and prospects. You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, financial condition, or prospects. The following discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report.

Risk Factors Summary

The following is a summary of the risk factors that apply to our business and operations. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:

Risks related to our business and industry

•	Our dependence on the level of capital spending and exploration and production activity by the onshore oil and natural gas industry in the United States, which is beyond our control.
•	The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.
•	Our level of current and future indebtedness could adversely affect our financial condition.
•

Our debt financing agreements subject us to financial and other restrictive covenants, which may limit our operational or financial flexibility and subject us to potential defaults under our credit facilities.

•	Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our ability to refinance our indebtedness.
•

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

•	Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured.
•

Our long-term contracts are subject to certain risks, including counterparty payment risks, inability to renew or replace at favorable economic terms, and changing market conditions that result in higher costs without offsetting revenue escalations.

•	We are dependent on a few customers in a single industry. The loss of one or more significant customers could adversely affect our financial condition, prospects, and results of operations.
•

We rely on a limited number of suppliers for major equipment to build new and upgrade existing electric fleets to our custom Clean Fleet® design, which exposes us to risks including price and timing of delivery.

•	Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
•	We are subject to federal, state, and local laws and regulations, under which we may become liable for penalties, damages or costs of remediation or other corrective measures.
•

Climate change legislation, regulations restricting emissions of greenhouse gases or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the crude oil and natural gas produced by our customers.

•

If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share, or we may be adversely affected by disputes regarding intellectual property rights of third parties.

•	Changes in transportation regulations may increase our costs and negatively impact our results of operations.
•

We rely on a limited number of third parties for sand, proppant and chemicals, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.

•

Restrictions on the ability to obtain water for exploration and production activities and the disposal of flowback and produced water may impact the operations of oil and gas companies and have a corresponding adverse effect on our business.

•

Our ability to expand our operations relies in part on our ability to market our Clean Fleet® technology, and advancements in well service technologies, including those involving hydraulic fracturing, could have a material adverse effect on our business, financial condition, and results of operations.
•	We may record losses or impairment charges related to idled assets or assets we sell.
•	Our ability to use our net operating loss carryforwards (NOLs) to offset future income may be limited.

Risks related to our securities

•	Our only significant assets are the ownership of a majority interest in USWS Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations.
•	The trading price of our stock price may continue to be volatile.
•	If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.
•	The requirements of being a public company increases costs and distracts management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
•	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will result in significant savings.
•	An active, liquid, and orderly trading market for our securities may not be maintained, which could adversely affect the liquidity and price of our securities.
•

Future sales or the availability for sale of substantial amounts of our Class A common stock, or the perception that these sales may occur, could adversely affect the trading price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

•	Certain of our principal stockholders have significant influence over us.
•	In certain circumstances, we may amend the terms of our Public Warrants and Private Placement Warrants in a manner that may be adverse to holders without approval by all of the warrant holders.
•	We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.
•

The exercise of our outstanding warrants or conversions of our outstanding preferred stock could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•	Our charter and bylaws contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of the Class A common stock.
•	Our charter contains forum selection provisions that may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Risks related to general and other factors

•	We are subject to risks related to pandemics or epidemics, including the ongoing COVID-19 global pandemic.
•	Competition may adversely affect our ability to market our services.
•	We may be subject to interruptions or failures in our information technology systems.
•	We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
•	We are exposed to risks related to our ability to employ and retain key employees, technical personnel and other skilled or qualified workers.
•	Anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
•	A terrorist attack or armed conflict could harm our business.
•	We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.
•	Delays or restrictions in obtaining permits by us for our operations or by our customers for their operations could impair our business.
•	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

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

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•	geopolitical developments and political instability in oil and natural gas producing countries;
•	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	the price and availability of alternative fuels and energy sources;
•	weather conditions, natural disasters and other catastrophic events such as an epidemic or pandemic disease outbreak;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing;
•	U.S. federal, state and local and non-U.S. governmental regulations and taxes; and
•	epidemics, pandemics, or other major public health issues, such as the COVID–19 coronavirus pandemic

The oil and natural gas industry is volatile. For example, the price of oil has fallen significantly since the beginning of 2020, due in part to concerns about the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. We expect continued volatility in oil and natural gas prices, as well as in the level of exploration and development activities by our customers. A prolonged economic slowdown or recession in the United States, adverse events relating to the energy industry or regional, national, and global economic conditions and factors, could negatively impact exploration and production activity and the level of drilling and completion activity by some of our customers. This volatility may result in a decline in the demand for, or adversely affect the price of, our services. In addition, material declines in oil and natural gas prices, the development of oil and natural gas reserves in our market areas or drilling or completion activity in the U.S. oil and natural gas shale regions, could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows.

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

Historical prices for crude oil and natural gas have been extremely volatile and are expected to continue to be volatile. The market prices for crude oil and natural gas depend on factors beyond our control, including worldwide and domestic supplies of crude oil and natural gas and actions taken by foreign oil and gas producing nations. For example, the price of oil has fallen significantly since the beginning of 2020, due to the COVID–19 coronavirus pandemic and its impact on the worldwide economy and global demand for oil. Weaker economic activity and lower demand for crude oil, driven by the onset of the COVID-19 coronavirus pandemic, has adversely impacted our business resulting in a sharp decrease in both our active fleet count and the utilization of our active fleets. As such, we are experiencing considerable uncertainty in our near-term business prospects and ability to forecast future performance. We expect that our financial performance will be highly uncertain until global economic activity recovers. Beyond the current significant reduction in crude oil prices resulting from the COVID-19 coronavirus pandemic, we expect continued volatility in oil and natural gas prices, as well as in the level of exploration and development activities by our customers.

As a result of declines and volatility in commodity prices, E&P companies moved to significantly cut costs, both by decreasing drilling and completion activity and by demanding price concessions from their service providers, including providers of hydraulic fracturing services. In turn, service providers, including hydraulic fracturing service providers, were forced to lower their operating costs and capital expenditures, while continuing to operate their businesses in an extremely competitive environment. Prolonged periods of price instability in the oil and natural gas industry will adversely affect the demand for our products and services, our financial condition, prospects and results of operations and our ability to service our debt or fund capital expenditures.

Additionally, fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce the demand for oil and natural gas products, creating downward pressure on commodity prices and the prices we are able to charge for our services.

Our level of current and future indebtedness could adversely affect our financial condition.

As of December 31, 2020, we had $23.7 million of borrowings outstanding, with available capacity of $8.7 million, under our ABL credit facility, $246.3 million of borrowings outstanding under our senior secured term loan, $10.0 million outstanding under our Paycheck Protection Program Loan (“PPP Loan”), and $22.0 million outstanding under our Business Loan Agreement (“USDA Loan”) pursuant to the U.S. Department of Agriculture, Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program. Our PPP Loan is scheduled to mature in five years from July 2020. Our USDA Loan is scheduled to mature on November 12, 2030, subject to equal monthly payments beginning on December 12, 2023. We are required to make quarterly principal payments of 2.0% per annum of the initial principal balance of our senior secured term loan, which commenced on January 15, 2020, in addition to certain principal payments as required by the Fourth Amendment to the senior secured term loan which we entered into on November 12, 2020, with final payment due at maturity on December 25, 2025. Our ABL credit facility is scheduled to mature on February 6, 2024. Upon maturity of our indebtedness, we will be required to repay, extend or refinance our indebtedness. We may not be able to extend, replace or refinance any one or all of our existing debt financing agreements on terms reasonably acceptable to us, or at all. Our obligations under both our ABL credit facility and senior secured term loan are secured by substantially all our assets. Our PPP Loan is unsecured, and our USDA Loan is secured by certain of our fracturing equipment. In addition, we have entered into several security agreements with financial institutions for the purchase of certain fracturing equipment. As of December 31, 2020, the aggregate outstanding balance under our equipment financing arrangements was $12.9 million, of which $3.5 million is due within one year. Our equipment financing arrangements are secured by certain of our fracturing equipment. If we are unable to meet our debt service obligations, our lenders under our ABL credit facility, senior secured term loan, USDA Loan, or equipment financing arrangements can seek to foreclose on our assets. For more information about our debt financing agreements and equipment financing arrangements, please see “Item 8. Financial Statements and Supplementary Data – Note 9 - Debt.”

Our ability to meet our debt service obligations will be dependent upon future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to pay our debt service obligations when due. Moreover, we may incur additional indebtedness, which would increase the amount of cash flow we need to service debt obligations. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to restructure or refinance all or a portion of such indebtedness or to obtain additional financing. We cannot assure you, however, that we would be able to sell assets, restructure, or refinance all or a portion of our indebtedness or obtain additional financing on commercially reasonable terms or at all. Moreover, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. To the extent inadequate liquidity or other considerations require us to seek to restructure or refinance our indebtedness, our ability to do so will depend on numerous factors, including many beyond our control, such as the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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

Additionally, our ABL credit facility is subject to a springing fixed charge coverage covenant. For a description of the covenants under our ABL credit facility, please see “Item 8. Financial Statements and Supplementary Data – Note 9 - Debt.” If we are unable to remain in compliance with the covenants of our ABL credit facility, then amounts outstanding thereunder may be accelerated and become due immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and any such acceleration could have a material adverse effect on our financial condition and results of operations.

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

Financial regulators are working to transition away from the London Interbank Offered Rate (“LIBOR”) as a reference rate for financial contracts. On July 27, 2017, the Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. While our ABL credit facility and senior secured term loan are scheduled to mature in February 2024 and May 2024, respectively, potential changes, or uncertainty related to such potential changes in interest rate benchmarks may adversely affect our ability to refinance our indebtedness. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, financial condition, and results of operations.

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On July 28, 2020, we received proceeds of $10.0 million from a loan under the Paycheck Protection Program (the “PPP”), of the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”), which we used to retain current employees, maintain payroll, and make lease and utility payments. A portion of the PPP Loan may be forgiven by the Small Business Administration (the “SBA”) upon our application in accordance with the SBA requirements and in compliance with the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered lease payments, covered mortgage interest and covered utilities during the twenty-four-week period beginning on the date the loan is advanced, but not to exceed December 31, 2020. Not more than 40% of the forgiven amount may be for non-payroll costs. In addition, the amount of the PPP Loan eligible for forgiveness related to payroll costs is subject to additional limitations as outlined in the CARES Act. Although we intend to use the entire PPP Loan for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the PPP, no assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.  Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

As part of our application for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that given our Company’s circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured.

Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. In addition, our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to our business due to personal injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage or other damage resulting in curtailment or suspension of our operations. Litigation arising from operations where our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. The cost of managing such risks may be significant, and the frequency and severity of such incidents may affect operating costs, insurability and relationships with customers, employees, and regulators. Our customers may elect not to purchase our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.

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

We generally have long-term written contractual arrangements with our customers on most of our equipment. The counterparties to our contractual arrangements are subject to various market risks that impact their businesses and, as a result, they may be unable to make payments to us pursuant to the payment terms set forth in such contractual arrangements. Additionally, as contracts with our customers come up for replacement or renewal, changing market conditions may prevent us from replacing or renewing the contracts on comparable terms. Our ability to achieve favorable terms under these expiring contracts could be affected by many factors, including prolonged reduced commodity prices, decrease in demand for our services or increased competition in the markets we serve. If we are unable to replace or renew the expiring agreements on comparable terms, it could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our shareholders.

With no long-term contract in place, such customers could cease buying our services at any time, for any reason, with little or no recourse. If multiple customers or a material customer with whom we did not have a long-term contract in place elected not to purchase our services, our business prospects, financial condition, and results of operations could be adversely affected.

We are dependent on a few customers in a single industry. The loss of one or more significant customers could adversely affect our financial condition, prospects, and results of operations.

Our customers are engaged in the oil and natural gas E&P business in the United States. Historically, we have been dependent upon a few customers for a significant portion of our revenue. For the year ended December 31, 2020, Apache Corporation, Marathon Oil, Range Resources, Shell, and EQT Corporation, each accounted for greater than 10% of total consolidated revenues. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Additionally, the oil and natural gas industry is characterized by frequent consolidation activity and, recently, by frequent financial distress and bankruptcy filings. Changes in ownership of our customers or bankruptcy filings by our customers may result in the loss of, or reduction in, business from those customers. If we were to lose any material customer, or if a major customer fails to pay or delays in paying for our services, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business, financial condition, prospects and results of operations.

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

Our fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. The costs of components and labor may increase in the future which will require us to incur additional costs to maintain, upgrade and/or refurbish our fleets. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, upgrades, or refurbishment. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our fleets and the increase in cost of labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase our costs.

We are subject to federal, state, and local laws and regulations regarding issues of health, safety, and protection of the environment, including with respect to our hydraulic fracturing operations. Under these laws and regulations, we may become liable for penalties, damages or costs of remediation or other corrective measures. Any changes in laws or government regulations could increase our costs of doing business.

Our operations are subject to stringent federal, state, and local laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, endangered species, GHGs, nonattainment areas, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil, or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects, and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level or changes in the way these requirements are interpreted or enforced could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition. For more information about regulations and laws regarding issues of health, safety, and protection of the environment in our industry, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

In December 2016, the EPA issued a study of the potential impacts of hydraulic fracturing on drinking water and groundwater. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing. Additionally, state legislatures, state regulatory agencies and local municipalities may consider legislation, regulations, or ordinances, respectively that could affect all aspects of the oil and natural gas industry and occasionally take action to restrict or further regulate hydraulic fracturing operations. Some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing or zoning ordinances, which could impose a de facto ban on drilling and hydraulic fracturing operations. Currently, it is not possible to estimate the potential impact on our business of these state and municipal actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. Compliance, stricter regulations, or the consequences of any failure to comply by us could have a material adverse effect on our business, financial condition, prospects and results of operations. For more information about regulations relating to hydraulic fracturing, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

Furthermore, many states in which we operate require the disclosure of some or all the chemicals used in our hydraulic fracturing operations. Certain aspects of one or more of these chemicals may be considered proprietary by us or our chemical suppliers. Disclosure of our proprietary chemical information to third parties or to the public, even if inadvertent, could diminish the value of our trade secrets or those of our chemical suppliers and could result in competitive harm to us, which could have an adverse impact on our business, financial condition, prospects and results of operations. Additionally, our business could be affected by a moratorium or increased regulation of companies in our supply chain, such as sand mining by our proppant suppliers, which could limit our access to supplies and increase the costs of our raw materials. At this time, it is not possible to estimate how these various restrictions could affect our ongoing operations.

Many regulatory and legislative bodies routinely evaluate the adequacy and effectiveness of laws and regulations affecting the oil and gas industry. Reducing emissions of volatile organic compounds and hazardous air pollutants is one of the sectors designated for increased enforcement by the EPA, which, in addition to state and local governing bodies, will continue to regulate our industry in the years to come. Laws and regulations protecting the environment, especially those related to GHGs and climate change, generally have become more stringent over time, and we expect them to continue to do so. This could lead to material increases in our costs and liability exposure for future environmental compliance and remediation and may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline because of environmental requirements, including land use policies responsive to environmental concerns. Additionally, if we expand the size or scope of our operations, we could be subject to regulations that are more stringent than the requirements under which we are currently allowed to operate or require additional authorizations to continue operations. Compliance with this additional regulatory burden could increase our operating or other costs.

Additionally, failure to comply with government, industry or our own environmental, health and safety laws and regulations, or failure to comply with our compliance or reporting requirements, could tarnish our reputation for safety and quality and have a material adverse effect on our competitive position. In addition, customers maintain their own compliance and reporting requirements, and if we do not perform in accordance with their requirements, we could lose business from our customers, many of whom have an increased focus on environmental and safety issues.

Climate change legislation, regulations restricting emissions of greenhouse gases or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the crude oil and natural gas produced by our customers.

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. From time to time, Congress has considered legislation to reduce emissions of GHGs but no such legislation has yet been adopted by Congress. Some states have individually or in regional cooperation, imposed restrictions on GHG emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content. In the future, the United States has also chosen to adhere to international agreements targeting GHGs reductions (e.g., the Paris Agreement). The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur additional operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas our customers produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition, and results of operations. For more information about climate change legislation, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

Furthermore, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHGs emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of, or contribution to, the asserted damage, or to other mitigating factors. The ultimate impact of GHGs emissions-related agreements, legislation and measures on our Company’s financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.

We have been granted or have received notice of allowance for 38 patents and have an additional 189 patents pending. If we are not able to maintain the confidentiality of our trade secrets or fail to adequately protect our intellectual property rights we have now or acquire in the future, our competitive advantage would be diminished. Additionally, competitors may be able to replicate our technology or services protected by our intellectual property rights. We cannot assure you that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.

We may be adversely affected by disputes regarding intellectual property rights of third parties.

Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates, or otherwise violates intellectual property rights. If any third parties bring a claim of intellectual property infringement against us, we may be subject to costly and time-consuming litigation, diverting the attention of management and our employees. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute, or otherwise violate the intellectual property rights of others. If we are unsuccessful in defending such claims, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.

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

We are subject to various transportation regulations, including as a motor carrier by the U.S. Department of Transportation and by various federal and state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and GHG emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain routes or times on specific roadways. Proposals to increase federal, state, or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

We rely on a limited number of third parties for sand, proppant and chemicals, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.

We have established relationships with a limited number of suppliers of our raw materials (such as sand, proppant, and chemicals). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing and volatile costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant. Additionally, we have purchase commitments with certain vendors to supply most of the proppant used in our operations. Some of these agreements are “take or pay” agreements with minimum purchase obligations. If demand for our services decreases, demand for the raw materials we supply as part of these services will also decrease. Additionally, some of our customers have bought, and in the future may buy, proppant directly from vendors, reducing our need for proppant. If demand decreases enough, or our customers buy proppant directly from vendors, we could have contractual minimum commitments that exceed the required amount of goods we need to supply to our customers. To the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.

Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water. Restrictions on the ability to obtain water for exploration and production activities and the disposal of flowback and produced water may impact their operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our oil and natural gas producing customers’ access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third-party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their E&P operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Moreover, the imposition of new environmental regulations and other regulatory initiatives could include increased restrictions on our producing customers’ ability to dispose of flowback and produced water generated in hydraulic fracturing or other fluids resulting from E&P activities. For more information about water-related regulations, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.” Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells and any inability to secure transportation and access to disposal wells with sufficient capacity to accept all of our flowback and produced water on economic terms may increase our customers’ operating costs and cause delays, interruptions or termination of our customers’ operations, the extent of which cannot be predicted. In addition, the legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern arises from seismic events near underground disposal wells that are used for the disposal by injection of produced water resulting from oil, natural gas, and natural gas liquids activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events.

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

The hydraulic fracturing industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies, some of which may be subject to patent or other intellectual property protections. For example, we use our patented Clean Fleet® technology as a competitive advantage in the markets we serve. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition, and results of operations.

We may record losses or impairment charges related to idle assets or assets that we sell.

Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. These events could result in the recognition of impairment charges that negatively impact our financial results. Significant impairment charges because of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.

Our ability to use our net operating loss carryforwards (NOLs) to offset future income may be limited.

The ability to utilize our NOL carryforwards to reduce taxable income in future years could become subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change. In general, an “ownership change” under Section 382 occurs if the percentage of stock owned by an entity’s 5% shareholder (as defined for tax purposes) increases by more than 50 percentage points over a rolling three-year period.  In the event of an ownership change, Section 382 of the U.S. Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. The annual limitation is generally equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate, a rate published monthly by the Internal Revenue Service. Any unused annual limitation may generally be carried over to later years until the NOL carryforwards expire.

Due to historical performance of cumulative losses, the NOL carryforwards are fully reserved with a valuation allowance. We intend to maintain a full valuation allowance on these deferred tax assets until there is sufficient evidence to support a full or partial reversal.

Risks Related to Our Securities

Our only significant assets are the ownership of a majority interest in USWS Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations.

We have no direct operations or significant assets other than the ownership of a majority (97%) interest in USWS Holdings. We depend on USWS Holdings and its subsidiaries, including USWS LLC, for distributions, loans, and other payments to generate the funds necessary to meet our financial obligations. Subject to certain restrictions, USWS Holdings generally will be required to (i) make pro rata distributions to its members, including us, in an amount at least sufficient to enable us to pay our taxes and (ii) reimburse us for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing indebtedness of USWS Holdings and its subsidiaries, as well as the financial condition and operating requirements of USWS Holdings and its subsidiaries, may limit our ability to obtain cash from USWS Holdings. The earnings from, or other available assets of, USWS Holdings and its subsidiaries, may not be sufficient to enable us to satisfy our financial obligations. USWS Holdings is classified as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of USWS Units, including us. As a result, we generally will incur taxes on our allocable share of any net taxable income generated by USWS Holdings. Under the terms of the Amended and Restated Limited Liability Company Agreement of USWS Holdings, dated November 9, 2018 (the “A&R USWS Holdings LLC Agreement”), among MPAC and certain owners of common units in USWS Holdings, USWS Holdings is obligated to make tax distributions to holders of the USWS Units, including us, except to the extent such distributions would render USWS Holdings insolvent or are otherwise prohibited by law or the terms of any future financing agreement of USWS Holdings or its subsidiaries. In addition to our tax obligations, we also incur expenses related to our operations and our interests in USWS Holdings, including costs and expenses of being a publicly-traded company, all of which could be significant. To the extent that we require funds and USWS Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

The trading price of our stock price may continue to be volatile. This volatility may affect the price at which you could sell shares of our Class A common stock.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the past twelve months, the sales price of our stock ranged from a low of $0.23 per share in September 2020, to a high of $3.37 per share in February 2021.

We do not believe that this volatility corresponds to any recent change in our financial condition.

The stock market in general, and the market for energy related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

As a result of this volatility, our securities could experience rapid and substantial decreases in price, and you may be able to sell shares of our Class A common stock only at a substantial loss to the price at which you purchased the securities.

Some, but not all, of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us or relevant for our business;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of our services to achieve or maintain market acceptance;
•	changes in market valuations of similar or relevant companies;
•	success of competitive service offerings or technologies;
•	changes in our capital structure, such as the issuance of securities or the incurrence of debt;
•	announcements by us or by our competitors of significant services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States;
•	litigation;
•	additions or departures of key personnel;
•	investors’ general perceptions;
•	actual or purported “short squeeze” trading activity; and
•	changes in general economic, industry or market conditions.

In addition, if the market for energy related stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. Further, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Further, on some occasions, our stock price may be, or may be purported to be, subject to “short squeeze” activity. A “short squeeze” is a technical market condition that occurs when the price of a stock increases substantially, forcing market participants who had taken a position that its price would fall (i.e., who had sold the stock “short”), to buy it, which in turn may create significant, short-term demand for the stock not for fundamental reasons, but rather due to the need for such market participants to acquire the stock in order to forestall the risk of even greater losses. A “short squeeze” condition in the market for a stock can lead to short-term conditions involving very high volatility and trading that may or may not track fundamental valuation models.

If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our Class A common stock and warrants are currently listed on the Nasdaq. Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On April 21, 2020, we received a notice (the “Notice”) from Nasdaq stating we were not in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”), because the bid price for our Class A common stock had closed below the minimum $1.00 price per share requirement for the last thirty (30) consecutive business days. On

August 14, 2020, we received another notice (the “Second Notice”) from Nasdaq stating that, based upon its review of our market value of listed securities for the last thirty consecutive business days, we do not meet the market value of listed securities requirement set forth under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In addition, the Second Notice informed us that as of August 14, 2020, we did not meet the alternative compliance standards relating to stockholders’ equity or net income from continuing operations (the “Alternative Compliance Standards”).

The Notice and the Second Notice had no immediate effect on our listing on the Nasdaq Capital Market.

On January 22, 2021, we received a written notice from Nasdaq stating that for at least ten consecutive business days, from January 8, 2021 to January 21, 2021, the market value of our listed securities has been $35.0 million or greater. Accordingly, we have regained compliance with the alternative requirement set forth under the MVLS Requirement.

On February 22, 2021, we received a written notice from Nasdaq stating that we have regained compliance with the Minimum Bid Price Rule and that we are in compliance with other applicable requirements as required for listing in Nasdaq. Accordingly, Nasdaq has determined to continue the listing of the Company’s securities on Nasdaq. The Nasdaq Hearings Panel (the “Panel”) determined to impose a monitoring period, pursuant to Nasdaq Listing Rule 5815(d)(4)(A), until August 23, 2021 (the “Panel Monitor”). During the Panel Monitor, we will be under an obligation to notify the Panel in writing, in the event of a closing bid price below $1.00 on any trading day, and in the event we fall out of compliance with any other applicable listing requirement. Should we evidence a closing bid price of less than $1.00 per share for 30 consecutive trading days at any point during the Panel Monitor, the Panel (or a newly convened panel if the initial panel is unavailable) will provide written notice to us that it will promptly conduct a hearing with regards to this deficiency. We would then have the opportunity to respond/present to the Panel as provided by Listing Rule 5815(d)(4)(A).

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. If our Class A common stock was to be delisted from Nasdaq, trading of our common stock most likely would be conducted in the over–the–counter market on an electronic bulletin board established for unlisted securities such as the OTCQX Market, OTCQB Market or OTC Bulletin Board.  Such trading would likely reduce the market liquidity of our Class A common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our Class A common stock. If our Class A common stock is delisted from Nasdaq and the trading price remains below $5.00 per share, trading in our Class A common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker–dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low–priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low–priced stocks and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low–priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the Class A common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our Class A common stock. Finally, the additional burdens imposed upon broker–dealers by these requirements could discourage broker–dealers from facilitating trades in our Class A common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our Class A common stock. As a result, the ability of our stockholders to resell their shares of Class A common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our Class A common stock from Nasdaq would also make it more difficult for us to raise additional capital.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, increases costs and distracts management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions, related regulations of the SEC and the requirements of Nasdaq, including the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations require us to incur significant additional legal, accounting, and other expenses that we would not otherwise incur as a private company.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act and the rules subsequently implemented by the SEC and the national securities exchanges, establish certain requirements for the corporate governance practices of public companies. For example, as a result of becoming a public company, we have additional board committees and are required to maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required.

We rely on a small number of key personnel to manage compliance with these regulations, and compliance with such regulations causes additional costs to our operations and diverts management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, accounting systems disclosure controls and procedures, auditing functions and other procedures related to public company reporting to meet our reporting obligations as a public company.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will result in significant savings.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will remain an “emerging growth company” for up to five years or until such earlier time that we have more than $1.07 billion in annual revenues, have more than $700 million in market value of our Class A common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we may incur additional compliance costs, which may impact earnings and result in further diversion of management time and attention from revenue-generating activities.

An active, liquid, and orderly trading market for our securities may not be maintained, which could adversely affect the liquidity and price of our securities.

An active, liquid, and orderly trading market for our securities may not be maintained. Active, liquid, and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our securities could vary significantly because of several factors, some of which are beyond our control. In the event of a drop in the market price of our securities, you could lose a substantial portion or all your investment in our securities.

The following factors could affect the price of our securities:

•	quarterly variations in our financial and operating results;
•	public reaction to our press releases, our other public announcements and our filings with the SEC;
•	strategic actions by our competitors;
•	the failure of securities or industry analysts to cover our securities or publish research or reports about us, our business, or our market;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	sales of our securities by us or our stockholders, or the perception that such sales may occur;
•	the volume of our securities available for public sale;
•	changes in accounting principles, policies, guidance, interpretations or standards;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market conditions, including fluctuations in commodity prices;
•	domestic and international economic, legal, and regulatory factors unrelated to our performance; and
•	the realization of any risks described under this “Risk Factors” section.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of companies. These broad market fluctuations may adversely affect the trading price of our securities. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

Future sales or the availability for sale of substantial amounts of our Class A common stock, or the perception that these sales may occur, could adversely affect the trading price of our Class A common stock and could impair our ability to raise capital through future sales of equity securities.

Our Second Amended and Restated Certificate of Incorporation (as amended, the “Second Amended and Restated Charter”) authorizes us to issue 400,000,000 shares of Class A common stock, of which 72,515,342 shares were outstanding as of December 31, 2020, and 10,000,000 shares of preferred stock, of which 50,000 shares of Series A preferred stock and 22,050 shares of Series B preferred stock were outstanding as of December 31, 2020. The holders of the Series A preferred stock and the Series B preferred stock have the right to convert all or any portion of their shares of Series A preferred stock or Series B preferred stock, as applicable, into shares of Class A common stock. In addition, as of December 31, 2020, warrants to purchase up to 14,428,150 shares of our Class A common stock were outstanding and immediately exercisable.

A large percentage of our shares of common stock are held by a relatively small number of investors. We entered into registration rights agreements with certain of those investors in connection with the Transaction and in connection with their subsequent purchase of Series A preferred stock and the issuance of the Series B preferred stock pursuant to which we have filed registration statements with the SEC to facilitate potential future sales of such shares by them.

We may issue shares of our Class A common stock or other securities from time to time pursuant to our at the market offering or as consideration for future acquisitions and investments. We may issue a significant number of shares of our Class A common stock in the at the market offering and, additionally, if any future acquisition or investment is significant, the number of shares of our Class A common stock, or amount, as the case may be, of other securities that we may issue in connection with such acquisition or investment may in turn be substantial. We may also grant registration rights covering those shares of our Class A common stock or other securities in connection with any such acquisitions and investments.

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

As of March 2, 2021 we had 3,667,417 Public Warrants and 15,500,000 Private Placement Warrants outstanding. Our Public Warrants and Private Placement Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.

We can redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sales price of our Class A common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If, and when, the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force the warrant holders (i) to exercise their Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by Matlin & Partners Acquisition Sponsor, LLC (“M&P LLC”) or its permitted transferees.

The exercise of our outstanding warrants or conversions of our outstanding Series A preferred stock and Series B preferred stock could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 2, 2021, we had 3,667,417 Public Warrants, 15,500,000 Private Placement Warrants, and 4,844,441 Series A Preferred Warrants issued and outstanding. The Public Warrants and Private Placement Warrants, which were issued concurrently with our IPO, became exercisable, effective as of December 9, 2018, to purchase one-half of one share of Class A common stock for $5.75 per half share, or $11.50 per whole share. The Series A Preferred Warrants, which were issued to certain institutional investors in connection with the Series A Preferred Stock offering in May 2019, are exercisable to purchase one share of Class A common stock for $7.66 per share. So long as shares of Series A Preferred Stock remain outstanding, we will issue an aggregate of 444,444 additional warrants quarterly through March 31, 2022. As of March 2, 2021, we had issued an aggregate of 1,911,108 additional warrants to holders of Series A preferred stock.

As of March 2, 2021, 50,000 shares of Series A preferred stock and 21,288 shares of Series B preferred stock were outstanding. The holders of the Series A preferred stock and the Series B preferred stock have the right to convert all or any portion of their shares of Series A preferred stock or Series B preferred stock, as applicable, into shares of Class A common stock.

To the extent such warrants are exercised or such preferred stock is converted, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.

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

The Second Amended and Restated Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (“Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or employees of ours arising pursuant to any provision of the Delaware General Corporation Law, the Second Amended and Restated Charter or our bylaws or (iv) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine, in each case except for such claims as to which (a) the Court of Chancery determines that it does not have personal jurisdiction over an indispensable party, (b) exclusive jurisdiction is vested in a court or forum other than the Court of Chancery or (c) the Court of Chancery does not have subject matter jurisdiction. Although the Certificate of Incorporation contains the choice of forum provision described above, we do not expect this choice of forum provision will apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Second Amended and Restated Charter described in the preceding paragraph. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and such persons. Additionally, a court could determine that the exclusive forum provision is unenforceable. If a court were to find these provisions of our Second Amended and Restated Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

General Risk Factors

A pandemic or epidemic, including the ongoing COVID-19 global pandemic, and the regulatory steps to reduce its transmission could have a material adverse effect on our business, financial condition, and results of operations.

The outbreak of the COVID–19 coronavirus, which has been declared by the World Health Organization to be a pandemic, has spread across the globe, and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including the COVID–19 coronavirus or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work. The duration of the COVID–19 coronavirus pandemic and the related mitigation measures has resulted and may continue to result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us. If the responses to contain the COVID–19 are unsuccessful in bringing the pandemic to end, we could continue to experience a material adverse effect on our business, financial condition, and results of operations.

Competition within the oilfield services industry may adversely affect our ability to market our services.

The oilfield services industry is highly competitive and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. Our larger competitors’ greater resources allow them to better withstand industry downturns and compete more effectively because of technology, geographic scope and retained skilled personnel. Several of our competitors provide a broader array of services and have a stronger presence in more geographic markets.

We believe the principal competitive factors in the market areas we serve are price, equipment quality, supply chains, balance sheet strength and financial condition, product and service quality, safety record, availability of crews and equipment and technical proficiency. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices, or other characteristics than our products and services or expand into service areas where we operate. Competitive pressures or other factors may also result in significant price competition, particularly during industry downturns. During such downturns, we experience reductions in the prices we can charge for our services based on reduced demand and resulting overcapacity, including an intensified competitive environment because of an industry downturn and oversupply of oilfield services. Any inability to compete effectively with our competitors or overcapacity in the markets which we serve could adversely affect our business and results of operations.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and to process and record financial and operating data. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. In the past, we have experienced data security breaches resulting from unauthorized access to our systems, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience because of such cyberattacks.

We may be unable to employ enough key employees, technical personnel and other skilled or qualified workers. In addition, the absence or loss of certain key employees could adversely affect our business.

The delivery of our services requires personnel with specialized skills and experience who can perform physically demanding work. Additionally, our ability to successfully operate our business is dependent upon the efforts of certain key personnel, including our senior management. The demand for skilled workers in our areas of operations can be high, the supply may be limited, and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. If we are unable to retain or meet growing demand for skilled technical personnel, our operating results, and our ability to execute our growth strategies may be adversely affected. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Further, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wage rates.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and require full compliance with the Immigration Reform and Control Act of 1986 and other laws concerning immigration and the hiring of legally documented workers. In some cases, it may be necessary to obtain a required work authorization from the U.S. Department of Homeland Security or similar government agency prior to a foreign national working as an employee for us. There may be costs that arise during our efforts to comply with various current or future labor and employment related regulations.

In addition, many key responsibilities within our business have been assigned to a small number of employees. The unexpected loss or unavailability of key members of management or technical personnel, one or more members of our executive team, including our chief executive officer, chief financial officer, and chief administrative officer, may have a material adverse effect on our business, financial condition, prospects or results of operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

Anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Texas, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects, and results of operations.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays, or defaults in payments from payors or disruptions of fuel supplies and markets if wells, operations sites or other related facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and gas, which, in turn, could also reduce the demand for our products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

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

Our operations and the operations of our oil and natural gas producing customers require permits from one or more governmental agencies to perform drilling and completion activities, secure water rights, or engage in other regulated activities. Such permits are typically issued by state agencies, but federal and local governmental permits may also be required. The requirements for such permits vary depending on the location where such regulated activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions that may be imposed in connection with the granting of the permit. Therefore, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, causing a loss of revenue to us, and adversely affecting our results of operations in support of those customers.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by several factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations, or interpretations thereof; and
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales, and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is a leased property located in Houston, Texas. We lease various other facilities, which are located across multiple basins strategically to maximize efficiency of operations and exposure to customers.

We believe that our existing facilities are adequate for our operations and our locations allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.

Item 3. Legal Proceedings.

See “Note 16 – Commitments & Contingencies” in the Notes to the Consolidated Financial Statements for further information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and warrants are currently quoted on Nasdaq under the symbols “USWS” and “USWSW,” respectively.

Additionally, the Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 2,302,936 shares of Class B common stock issued and outstanding. The shares of Class B common stock are non-economic; however, holders are entitled to one vote per share. Each share of Class B common stock, together with one unit of USWS Holdings, is exchangeable for one share of Class A common stock or, at the Company’s election, the cash equivalent to the market value of one share of Class A common stock. There is no market for our Class B common stock.

Holders of our Common Stock

As of December 31, 2020, there were 88 stockholders of record of our Class A common stock and 4 stockholders of record of our Class B common stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2020, we did not repurchase any of our equity securities.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included within “Item 8. Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect the Company’s plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, including, without limitation, those described in the sections titled “Cautionary Note Regarding Forward Looking Statements” and Part I, Item 1A “Risk Factors” of this Annual Report.

Overview

We provide high-pressure, hydraulic fracturing services in oil and natural gas basins. Both our conventional and Clean Fleet® hydraulic fracturing fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements in the industry. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all our fleets operate on a 24-hour basis and can withstand the high utilization rates that result in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America.

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

Materials include the cost of sand delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and quality of sand and chemicals utilized when providing hydraulic fracturing services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees, as well as severance costs. Most of our employees are paid on an hourly basis. During the year ended December 31, 2020, our labor cost included approximately $2.3 million of severance expense. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our hydraulic fracturing fleets. Maintenance and repair costs are expensed as incurred.

The following table presents our cost of services for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Materials	$18,838	$71,530
Transportation	11,883	45,681
Labor	71,395	124,204
Maintenance	43,876	65,201
Other (1)	41,811	77,341
Cost of services	$187,803	$383,957

     (1) Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

The global health and economic crisis sparked by the COVID-19 pandemic and the associated decrease in commodity prices significantly impacted industry activity since the beginning of 2020. Weaker economic activity and lower demand for crude oil, driven by the persistence of the COVID-19 pandemic, has adversely impacted our business, resulting in a reduction in our active fleet count and fleet utilization levels. As such, we are experiencing considerable uncertainty in our near-term business prospects and ability to forecast future financial performance.

In response to the challenging business and operating environment created by the COVID-19 pandemic, we have taken proactive measures to safeguard the physical health of our employees and the financial health of our business. Employees capable of working from home were mandated to do so until conditions improve making it safe for their return on a voluntary basis. Additionally, all individuals entering into a Company facility or work location undergo a screening process. Beginning in February 2020, we took swift action to reduce costs, rationalizing the size of the organization to match activity through reductions-in-force, furloughing employees, reducing compensation levels across the board, and closing facilities. We also worked with customers to accelerate the collections of accounts receivables in certain cases and worked with suppliers to reduce our cost of goods and ensure the availability of supply. During the second quarter of 2020, we completed an offering of redeemable convertible preferred equity concurrent with the amendment of certain terms of our debt instruments in order to provide us with greater liquidity and financial flexibility (See “Note 9 - Debt” and “Note 10 – Mezzanine Equity” in the Notes to the Consolidated Financial Statements). In addition, we have also taken advantage of relief offered by the CARES Act with the deferral of the employer portion of social security taxes, the carryback of our 2018 NOLs to prior year taxable income and during the second half of 2020, the receipt of a $10.0 million PPP Loan and $22.0 million USDA Loan. In January 2021, we received the remaining $3.0 million proceeds from the USDA Loan.We have also sold shares of Class A common stock pursuant to our ATM Agreement (as defined below) in order to provide us with additional liquidity.

Results of Operations

Year 2020 Compared to Year 2019

(in thousands, except percentages)

	Years Ended December 31,
	2020	% (1)	2019	% (1)	Variance	%
Revenues	$244,007	100.0%	$514,757	100.0%	$(270,750)	(52.6)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	187,803	77.0%	383,957	74.6%	(196,154)	(51.1)%
Depreciation and amortization	80,353	32.9%	154,149	29.9%	(73,796)	(47.9)%
Selling, general and administrative expenses (3)	43,632	17.9%	31,856	6.2%	11,776	37.0%
Impairment of long-lived assets	147,543	60.5%	-	0.0%	-	* (2)
Loss on disposal of assets	7,112	2.9%	20,065	3.9%	(12,953)	(64.6)%
Loss from operations	(222,436)	(91.2)%	(75,270)	(14.6)%	377	* (2)
Interest expense, net	(25,209)	(10.3)%	(30,099)	(5.8)%	4,890	(16.2)%
Loss on extinguishment of debt	-	0.0%	(12,558)	(2.4)%	12,558	* (2)
Other income	108	0.0%	1,768	0.3%	(1,660)	* (2)
Income tax benefit	(824)	(0.3)%	(77)	(0.0)%	(747)	* (2)
Net loss	$(246,713)	(101.1)%	$(116,082)	(22.6)%	$(130,631)	* (2)

     (1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

     (2) Not meaningful.

       (3) Selling, general and administrative expenses consist of the following:

	Years Ended December 31,
	2020	% (1)	2019	% (1)	Variance	%
Provision for losses on accounts receivable	$12,031	4.9%	$434	0.1%	$11,597	2672.1%
Share-based compensation expense	8,116	3.3%	5,242	1.0%	2,874	54.8%
Payroll costs and other selling, general, and administrative expenses	23,485	9.6%	26,180	5.1%	(2,695)	(10.3)%
Selling, general and administrative expenses	$43,632	17.9%	$31,856	6.2%	11,776	37.0%

Revenues. The decrease in revenue was primarily attributable to the decline in business activity, as our average active fleet count during the period decreased to 6 fleets compared to 10 fleets in the prior comparable period. The decrease in revenue was also attributable to an increased amount of self-sourcing by customers of lower-margin consumables such as sand, chemicals, and sand transportation. We expect the industry trend of E&P companies self-sourcing to continue, resulting in decreased revenues from consumables as compared to prior years in which we provided these consumables to our customers. In addition, we anticipate revenue to continue to be depressed in the foreseeable future if industry conditions discussed in “Significant Trends” above continue.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization, was primarily attributable to the decline in business activity and significant cost cutting measures implemented in response to current industry conditions as described in “Significant Trends” above. The decrease in cost of services, excluding depreciation and amortization, was also due in part to the change in revenue mix discussed above, offset in part by $2.3 million of severance recorded in the current period. Like revenues, we anticipate cost of services, excluding depreciation and amortization to remain at reduced levels as long as the industry conditions and cost cutting measures described in “Significant Trends” above continue.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets because of impairment losses recorded in the first quarter of 2020, and fully depreciated long-lived assets since the end of the prior comparable period.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to our recording of a bad debt reserve of $12.0 million in the during the year 2020 due to growing uncertainty as to collectability of billed amounts from customers weakened by the recent collapse in crude oil prices. We are continuing to work with our customers on collecting these receivables. Additionally, share-based compensation expense increased by $2.9 million primarily due to the new share-based compensation awards granted in the fourth quarter of 2020. The increase in selling, general, and administrative expenses was offset in part by a decrease of $2.7 million in payroll costs and other selling, general, and administrative expenses, which was mainly due to reduction of expenses due to reductions-in-force, furloughing employees, and reduction of employee compensation levels in response to current industry conditions as described in “Significant Trends” above.

Impairment of long-lived assets. As a result of impairment tests that we performed in the first quarter of 2020, we determined that the carrying value of long-lived assets exceeded their fair value. Therefore, we recorded an impairment charge in the first quarter of 2020 to reduce the carrying value of property and equipment and finite-lived intangible assets to fair value (See “Note 5 – Goodwill and Intangible Assets” and “Note 6 – Property and Equipment, Net” in the Notes to the Consolidated Financial Statements).

Loss on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. The decrease in the loss on disposal of assets was primarily attributable to the significant decrease in loss on disposal related to fluid ends, due to a change in accounting estimate related to their useful life (See Property and Equipment in “Note 2 – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements). Beginning in the second quarter of 2020, fluid ends are expensed as they are used in operations, due to their shortened useful life estimate.

Interest expense, net. The decrease was primarily attributable to lower average debt balance and lower effective interest rates compared to the prior period.

Information related to the comparison of our operating results between the years 2019 and 2018 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K filed with the SEC.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures and should not be considered as a substitute for net income (loss), operating income (loss) or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Our management believes EBITDA and

Adjusted EBITDA are useful because they allow external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are important supplemental measures of our performance that are frequently used by others in evaluating companies in our industry. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA and Adjusted EBITDA we present may not be comparable to similarly titled measures of other companies. We define EBITDA as earnings before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA excluding the following: loss on disposal of assets; share-based compensation; impairments, and other items that management believes to be nonrecurring in nature.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from net loss, our most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Years Ended December 31,
	2020	2019
Net loss	$(246,713)	$(116,082)
Interest expense, net	25,209	30,099
Income tax benefit	(824)	(77)
Depreciation and amortization	80,353	154,149
EBITDA	(141,975)	68,089
Loss on disposal of assets (a)	7,112	20,065
Share based compensation (b)	10,056	7,755
Impairment loss (c)	147,543	-
Fleet start-up, relocation, and reactivation costs (d)	3,033	9,085
Restructuring and transaction related costs (e)	-	1,738
Severance, business restructuring, market-driven costs (f)	5,377	-
Fleet fire (g)	-	(1,294)
Loss on extinguishment of debt (h)	-	12,558
Adjusted EBITDA	$31,146	$117,996

(a) Represents net losses on the disposal of property and equipment.

(b) Represents non-cash share-based compensation.

(c) Represents a non-cash impairment charge on long-lived assets.

(d) Represents costs related to the start-up, relocation and / or reactivation of hydraulic fracturing fleets.

(e) Represents third-party professional fees and other costs including costs related to strategic and capital markets transactions.

(f) Represents severance, restructuring cost related to reductions in force and facility closures, and market driven-costs associated with the COVID-19 pandemic.

(g) Represents insurance reimbursement of costs related to a fleet fire previously reported as an add-back.

(h) Represents non-recurring costs related to debt extinguishment.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, proceeds from the issuance of equity, senior secured term loan, PPP Loan, USDA Loan, and borrowings under our revolving credit facility.

On April 1, 2020, we sold in a private placement 21,000 shares of Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) to certain institutional investors for an aggregate purchase price of $21.0 million. We used substantially all the proceeds from the Series B preferred stock to obtain the amendment on our senior secured term loan described below.

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

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, which relates to an “at-the-market” offering program, the Company may offer and sell, from time to time through the Piper Sandler & Co., up to $10.3 million of our Class A common stock. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. Under the ATM Agreement, we sold 792,258 shares of Class A common stock for a total net proceeds of $0.4 million as of December 31, 2020. The Company paid twelve thousand and three hundred sixty-four dollars and fifty-eight cents in commissions with respect to these sales. In January 2021, we sold an additional 8,340,608 shares of Class A common stock for a total net proceeds of $5.7 million, after payment of $0.2 million in commissions.

In July 2020, the Company received an unsecured $10.0 million loan (the “PPP Loan”) that bears interest at a rate of 1.0% per annum and matures in five years under the Paycheck Protection Program from a commercial bank. The Paycheck Protection Program was established under the CARES Act and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Forgiveness is determined, subject to certain limitations, based on the use of the loan proceeds for payroll costs, interest on mortgages or other debt obligations, rents, and utilities. At least 60% of the proceeds must be used for payroll costs. No assurance can be given that the Company will obtain forgiveness of the PPP Loan either in whole or in part. Monthly principal and interest payments will commence after an initial deferral period as specified under the Paycheck Protection Program on any unforgiven loan proceeds.

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

In November 2020, we entered into a Business Loan Agreement (the “USDA Loan”) with a commercial bank pursuant to the United States Department of Agriculture, Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program, in the aggregate principal amount of up to $25.0 million for the purpose of providing long-term financing for eligible working capital. Interest payments are due monthly at the interest rate of 5.75% per annum beginning on December 12, 2020 but principal payments are not required until December 12, 2023. As of December 31, 2020, we received proceeds amounting to $22.0 million under the USDA Loan. In January 2021, we received the remaining principal amount of $3.0 million.

In connection with our entry into the USDA Loan, the senior secured term loan was amended to, among other things, require us to pay quarterly principal payments of $1.25 million commencing on December 31, 2020.

The USDA Loan is subject to certain financial covenants. The Company is required to maintain a Debt Service Coverage Ratio (as defined in the USDA Loan) of not less than 1.25:1, to be monitored annually, beginning in calendar year 2021. Additionally, the Company is required to maintain a ratio of debt to net worth of not more than 9:1, to be monitored annually based upon year-end financial statements beginning in calendar year 2022.

For more information regarding the issuance of the Series B preferred stock, entry into PPP Loan and USDA Loan, and amendments to our senior secured term loan and revolving credit facility, refer to “Note 9 – Debt” and “Note 10 – Mezzanine Equity” in the Notes to Consolidated Financial Statements.

As of December 31, 2020, our senior secured term loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations. In addition, all borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of December 31, 2020, the borrowing base was $32.4 million, and the outstanding revolver loan balance was $23.7 million. As of December 31, 2020, we were in compliance with all of the covenants under our senior secured term loan and our revolving credit facility.

We believe that our current cash position, working capital balance, cash generated from operations, favorable payment terms under our amended senior secured term loan, borrowing capacity under our revolving credit facility, deferral of the employer portion of social security tax under the CARES Act, proceeds from our PPP Loan and USDA Loan, and amounts raised through our ATM program, will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. While we are focused on maintaining adequate liquidity to fund our operations, service our debt and fund capital expenditures, sustained weakness or further deterioration in industry activity may make it difficult for us to do so.

Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$8,616	$74,844
Investing activities	(34,999)	(208,294)
Financing activities	(9,759)	144,818

Net Cash Provided by Operating Activities. Net cash provided by operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, provision for losses on accounts receivable and inventory, interest, impairment losses, losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $8.6 million for the year ended December 31, 2020, a decrease of $66.2 million from the prior corresponding period. This decrease was primarily attributed to significant decline in business activity. We also experienced slower collection of customer receivables in the fourth quarter of 2020. Additionally, we made interest payments amounting to $24.3 million related to our senior secured term loan, which represented interest from May 7, 2019 through March 31, 2020. With the entry into the amendment to our senior secured term loan on April 1, 2020, we have no interest coming due on the senior secured term loan over the next twelve months.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $173.3 million from the prior corresponding period, primarily due to reduced growth and maintenance capital expenditures because of the decline in business activity. Net cash used in investing activities was $35.0 million for the year ended December 31, 2020, primarily due to purchases of property and equipment amounting to $55.9 million of which, $30.8 million related to maintaining and supporting our existing hydraulic fracturing equipment, $0.3 million of which related to fleet enhancements, and $24.8 million related to growth. This was offset in part by $20.9 million total proceeds from the sale of certain property and equipment and insurance proceeds from damaged property and equipment.

Net Cash Provided by Financing Activities. During the year ended December 31, 2020, cash used in financing activities reflects payments of amounts outstanding under our revolving credit facility, long term debt, note payable, equipment financing arrangements, finance leases, and payment of debt financing costs amounting to $85.5 million, $3.8 million, $7.5 million, $3.2 million, $10.5 million, and $21.4 million, respectively, offset in part by amounts drawn under our revolving credit facility, and proceeds from the USDA Loan, PPP Loan, note payable, net proceeds from the issuance of Series B preferred stock, and proceeds from issuances of Class A common stock under our ATM Agreement, amounting to $69.0 million, $22.0 million, $10.0 million, $1.1 million, $19.6 million, and $0.4 million, respectively.

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

We classify maintenance capital expenditures as expenditures required to maintain or supplement existing hydraulic fracturing fleets. We budget maintenance capital expenditures based on historical run rates and current maintenance schedules. Growth capital expenditures relate to adding hydraulic fracturing fleets and are based on quotes obtained from equipment manufacturers and our estimate for the timing of placing orders, disbursing funds, and receiving the equipment. Fleet enhancement capital expenditures relate to technology enhancements to existing fleets that increase their productivity and are based on quotes obtained from equipment manufacturers and our estimate for the timing of placing orders, disbursing funds, and receiving the equipment.

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on several factors, including expected industry activity levels and company initiatives. We intend to fund most of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations, borrowing capacity under our revolving credit facility and other financing sources.

Off-Balance Sheet Arrangements

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity, and capital resources. The most significant of these off-balance sheet arrangements include sand purchase commitments disclosed in “Note 16 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

We do not have a retained or contingent interest in assets transferred to an unconsolidated entity, we do not have any obligation under a contract that would be accounted for as a derivative instrument, and we do not have any interest in entities referred to as variable interest entities.

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

Revenue Recognition

We recognize revenue based on our customer’s ability to benefit from the services we render in an amount that reflects the consideration we expect to receive in exchange for those services. Revenues are earned as services are rendered, which is generally on a per stage or daily rate basis. Customers are invoiced according to contract terms upon the completion of a well or monthly with payment due typically 30 days from invoice date. Our performance obligations are satisfied over time, typically measured in number of stages completed or the number of pumping days a fleet is available to pump for a customer in a month. Revenue is recognized when a contract with a customer exists, collectability of amounts subject to invoice is probable, the performance obligations under the contract have been satisfied over time, and the amount to which we have the right to invoice has been determined. A portion of our contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved. We have elected to use the “as invoiced” practical expedient to recognize revenue based upon the amount we have the right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. We believe that this is an accurate reflection of the value transferred to the customer as each incremental obligation is performed.

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

We continuously perform repair and maintenance expenditures on our service equipment. Expenditures for renewals and betterments that extend the lives of our service equipment, which may include the replacement of significant components of service equipment, are capitalized and depreciated. Other repairs and maintenance costs are expensed as incurred. The determination of whether an expenditure should be capitalized or expensed requires management judgment regarding the effect of the expenditure on the useful life of the equipment.

We separately identify and account for certain significant components of our hydraulic fracturing units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components.

Definite-lived Intangible Assets

Our intangible assets are primarily related to patents and trademarks acquired in a business acquisition. We calculate amortization for these assets based on their estimated useful lives. When these assets are recorded, we make estimates with respect to their useful lives that we believe are reasonable. However, these estimates contain judgments regarding the future utility of these assets and a change in our assessment of the useful lives of these assets could materially change the future calculation of amortization.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and amortizable identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When impairment is indicated, we determine the amount by which the assets carrying value exceeds its fair value. We consider several factors such as estimated future cash flows, appraisals, and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value. If actual results or performance are not consistent with our estimates and assumptions, we may be subject to additional impairment charges, which could be material to our results of operations. For example, if our results of operations significantly decline because of an extended decline in the price of oil, there could be a material increase in the impairment of long-lived assets in future periods.

Share-based Compensation

Share based compensation is measured on the grant date and fair value is recognized as expense over the requisite service period, which is generally the vesting period of the award. We recognize forfeitures as they occur rather than estimating expected forfeitures.

The fair value of time-based restricted stock, DSUs, or other performance incentive awards is determined based on the number of shares or units granted and the closing price of our Class A common stock on the date of grant. The fair value of stock options is determined by applying the Black-Sholes model on the grant-date market value of the underlying Class A common stock. Restricted stock with market conditions is valued using a Monte Carlo simulation analysis.

Deferred compensation expense associated with liability-based awards, such as certain performance incentive awards that could be settled either in cash or the issuance of a variable number of shares based on a fixed monetary amount at inception, is recognized at the fixed monetary amount at inception and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. However, we consider any delayed settlement as a post-vesting restriction which impacts the determination of the grant-date fair value of the award. We estimate fair value by using a risk-adjusted discount rate, which reflects the weighted average cost of capital of similarly traded public companies.

Each of these valuation approaches involves significant judgments and estimates, including estimates regarding our future operations or the determination of a comparable public company peer group.

Income Taxes

We use the asset and liability method under ASC 740 of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020. We are currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

U.S. Well Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Well Services, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas

March 11, 2021

U.S. WELL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,693	$33,794
Restricted cash	1,569	7,610
Accounts receivable (net of allowance for doubtful accounts of $12,000 and $22 in 2020 and 2019, respectively)	44,393	79,542
Inventory, net	7,965	9,052
Prepaids and other current assets	10,707	13,332
Total current assets	68,327	143,330
Property and equipment, net	235,332	441,610
Intangible assets, net	13,466	21,826
Goodwill	4,971	4,971
Deferred financing costs, net	1,127	1,045
TOTAL ASSETS	$323,223	$612,782
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$36,362	$70,170
Accrued expenses and other current liabilities	14,781	40,481
Notes payable	998	8,068
Current portion of long-term equipment financing	3,519	5,564
Current portion of long-term capital lease obligation	54	10,474
Current portion of long-term debt	10,000	6,250
Total current liabilities	65,714	141,007
Long-term equipment financing	9,347	10,501
Long-term debt	274,555	274,391
Other long-term liabilities	3,539	215
TOTAL LIABILITIES	353,155	426,114
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 50,000 shares and 55,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $60,418 and $59,050 as of December 31, 2020 and 2019, respectively	52,776	38,928
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares and 0 shares authorized, issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $24,100 and $0 as of December 31, 2020 and 2019, respectively	22,686	-
STOCKHOLDERS' EQUITY (DEFICIT)
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 72,515,342 shares and 62,857,624 shares issued and outstanding as of December 31, 2020 and 2019, respectively	7	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,302,936 shares and 5,500,692 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	1
Additional paid in capital	241,465	248,302
Accumulated deficit	(346,866)	(111,201)
Total stockholders' equity (deficit) attributable to U.S. Well Services, Inc.	(105,394)	137,107
Noncontrolling interest	-	10,633
Total Stockholders' Equity (Deficit)	(105,394)	147,740
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$323,223	$612,782

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Revenue	$244,007	$514,757
Costs and expenses:
Cost of services (excluding depreciation and amortization)	187,803	383,957
Depreciation and amortization	80,353	154,149
Selling, general and administrative expenses	43,632	31,856
Impairment of long-lived assets	147,543	-
Loss on disposal of assets	7,112	20,065
Loss from operations	(222,436)	(75,270)
Interest expense, net	(25,209)	(30,099)
Loss on extinguishment of debt	-	(12,558)
Other income	108	1,768
Loss before income taxes	(247,537)	(116,159)
Income tax benefit	(824)	(77)
Net loss	(246,713)	(116,082)
Net loss attributable to noncontrolling interest	(11,048)	(22,169)
Net loss attributable to U.S. Well Services, Inc.	(235,665)	(93,913)
Dividends accrued on Series A preferred stock	(7,214)	(4,050)
Dividends accrued on Series B preferred stock	(2,049)	-
Deemed and imputed dividends on Series A preferred stock	(11,666)	(11,206)
Deemed dividends on Series B preferred stock	(564)	-
Net loss attributable to U.S. Well Services, Inc.common stockholders	$(257,158)	$(109,169)

Loss per common share (See Note 12):
Basic and diluted	$(3.88)	$(2.11)
Weighted average common shares outstanding:
Basic and diluted	64,791	50,244

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246,713)	$(116,082)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	80,353	154,149
Impairment of long-lived assets	147,543	-
Provision for losses on accounts receivable	12,031	434
Provision for losses on inventory obsolescence	620	359
Loss on disposal of assets	7,112	20,065
Amortization of discount on debt	3,609	1,581
Deferred financing costs amortization	1,287	1,410
Loss on extinguishment of debt	-	12,558
Share-based compensation expense	10,056	7,755
Changes in assets and liabilities:
Accounts receivable	23,118	(21,950)
Inventory	468	2
Prepaids and other current assets	6,288	3,226
Accounts payable	(23,999)	(12,316)
Accrued liabilities	(6,208)	5,463
Accrued interest	(6,949)	18,190
Net cash provided by operating activities	8,616	74,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,943)	(209,101)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	20,944	807
Net cash used in investing activities	(34,999)	(208,294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	68,957	49,960
Repayments of revolving credit facility	(85,497)	(65,844)
Proceeds from issuance of long-term debt	31,996	285,000
Repayments of long-term debt	(3,750)	(75,000)
Payment of fees related to debt extinguishment	-	(6,560)
Proceeds from issuance of note payable	1,121	9,928
Repayments of note payable	(7,507)	(6,421)
Repayments of amounts under equipment financing	(3,199)	(70,619)
Principal payments under finance lease obligation	(10,474)	(16,699)
Proceeds from issuance of preferred stock and warrants, net	19,596	54,524
Proceeds from issuance of common stock, net	400	-
Deferred financing costs	(21,402)	(13,451)
Net cash (used in) provided by financing activities	(9,759)	144,818
Net (decrease) increase in cash and cash equivalents and restricted cash	(36,142)	11,368
Cash and cash equivalents and restricted cash, beginning of period	41,404	30,036
Cash and cash equivalents and restricted cash, end of period	$5,262	$41,404

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Years Ended December 31,
	2020	2019
Supplemental cash flow disclosure:
Interest paid	$26,287	$8,838
Income tax paid	144	116
Non-cash investing and financing activities:
Issuance of Class A common stock to senior secured term loan lenders	1,438	-
Issuance of Series B preferred stock to senior secured term loan lenders	1,050	-
Beneficial conversion feature of Series A preferred stock	-	20,132
Issuance of warrants to purchase common stock associated with Series A preferred stock offering	-	10,720
Conversion of Series A preferred stock to Class A common stock	5,032
Deemed and imputed dividends on Series A preferred stock	11,666	11,206
Accrued Series A preferred stock dividends	7,214	4,050
Accrued Series B preferred stock dividends	2,049	-
Changes in accrued and unpaid capital expenditures	9,818	6,874
Assets under finance lease obligations	229	10,513
Financed equipment purchases	-	66,342

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2018	49,254,760	5	13,937,332	1	204,928	(17,383)	52,798	240,349
Adoption of ASC 606 as of January 1, 2019 (Note 2)	-	-	-	-	-	95	27	122
Exercise of warrants	2,925,712	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	8,436,640	-	(8,436,640)	-	-	-	-	-
Change in noncontrolling interest	-	-	-	-	21,515	-	(21,515)	-
Restricted stock granted to employees	2,218,183	-	-	-	-	-	-	-
Class A Common stock granted to board members	46,875	-	-	-	331	-	87	418
Share-based compensation	-	-	-	-	5,932	-	1,405	7,337
Restricted stock forfeitures	(24,546)	-	-	-	-	-	-	-
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	-	-	10,720	-	-	10,720
Beneficial conversion feature of Series A preferred stock	-	-	-	-	20,132	-	-	20,132
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(11,206)	-	-	(11,206)
Accrued Series A preferred stock dividends	-	-	-	-	(4,050)	-	-	(4,050)
Net loss	-	-	-	-	-	(93,913)	(22,169)	(116,082)
Balance, December 31, 2019	62,857,624	$5	5,500,692	$1	$248,302	$(111,201)	$10,633	$147,740
Class A common stock issuance	6,321,880	1	-	-	1,816	-	-	1,817
Conversion of Class B common stock to Class A common stock	3,197,756	1	(3,197,756)	(1)	-	-	-	-
Conversion of Series A preferred stock to Class A common stock	876,448	-	-	-	5,032	-	-	5,032
Share-based compensation	-	-	-	-	7,314	-	415	7,729
Tax withholding related to vesting of share-based compensation	(154,253)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(584,113)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(11,666)	-	-	(11,666)
Accrued Series A preferred stock dividends	-	-	-	-	(7,214)	-	-	(7,214)
Accrued Series B preferred stock dividends	-	-	-	-	(2,049)	-	-	(2,049)
Net loss	-	-	-	-	-	(235,665)	(11,048)	(246,713)
Balance, December 31, 2020	72,515,342	$7	2,302,936	$-	$241,465	$(346,866)	$-	$(105,394)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company”), f/k/a Matlin & Partners Acquisition Corp (“MPAC”), is a Houston, Texas-based technology-focused oilfield service company focused on hydraulic fracturing for oil and natural gas exploration and production (“E&P”) companies in the United States. The process of hydraulic fracturing involves pumping a pressurized stream of fracturing fluid—typically a mixture of water, chemicals, and proppant—into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent or proppant becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

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

Substantially all the Company’s assets and operations are held and conducted by U.S. Well Services, LLC (“USWS LLC”), a wholly owned subsidiary of USWS Holdings, LLC (“USWS Holdings”), and the Company’s only assets are equity interests representing 97% ownership of USWS Holdings as of December 31, 2020.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, useful lives for depreciation and amortization of property and equipment and intangibles, impairment assessments of goodwill and long-lived assets, Level 2 inputs used in fair value estimation of term loans and certain liability-classified share-based compensation, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of share-based compensation and certain equity instruments. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity at the date of acquisition of three months or less. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, that are not readily available for immediate or general use are recorded in restricted cash in our consolidated balance sheets. The restricted cash in our consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in approved capital expenditures amounting to $513 and $1,056, respectively, as of December 31, 2020, and $513 and $7,097, respectively, as of December 31, 2019.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the consolidated statements of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$3,693	$33,794
Restricted cash	1,569	7,610
Cash and cash equivalents and restricted cash	$5,262	$41,404

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased and used by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of December 31, 2020 and 2019, the Company had established inventory reserves of $315 and $579, respectively, for obsolete and slow-moving inventory. The following table shows the change in the inventory reserves:

	As of December 31,
	2020	2019
Balance at beginning of period	$579	$572
Charges to costs and expenses	620	359
Recoveries and write-offs	(884)	(352)
Balance at end of period	$315	$579

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. Amounts spent for maintenance and repairs, which do not improve or extend the life of the related asset, are charged to expense as incurred.

The Company separately identifies and accounts for certain critical components of its hydraulic fracturing units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components. For our other service equipment, we do not separately identify and track depreciation of specific original components. When we replace components of these assets, we typically estimate the net book values of the components that are retired, which are based primarily upon their replacement costs, their ages, and their original estimated useful lives.

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

Long-lived Assets

Long-lived assets, such as property and equipment and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When making this assessment, the following factors are considered: current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. We determine recoverability by evaluating whether the undiscounted estimated future net cash flows of the asset or asset group are less than its carrying value. When impairment is indicated, we proceed to Step 2 of the impairment test and measure the impairment as the amount by which the assets carrying value exceeds its fair value. Management considers several factors such as estimated future cash flows, appraisals, and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value. Impairment loss on long-lived assets of $147,543 was recorded during the first quarter of 2020 (refer to “Note 5 – Goodwill and Intangible Assets”).

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

Deferred Financing Costs

Costs incurred to obtain financing are capitalized and amortized to interest expense using the effective interest method over the contractual term of the debt. At the balance sheet date, deferred financing costs related to term loans are presented as a direct deduction from the debt liability, while deferred financing costs related to the revolver facility are presented as deferred financing costs, net, on the consolidated balance sheets.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2020 and December 31, 2019:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $198.0 million and approximates carrying value as of December 31, 2020 and December 31, 2019, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of December 31, 2020 and December 31, 2019, respectively.

Revenue Recognition

Effective January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, using the modified retrospective method.

Under the standard, revenue recognition is based on the customer’s ability to benefit from the services rendered in an amount that reflects the consideration expected to be received in exchange for those services. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the Company’s financial statements.

The Company’s revenues consist of providing hydraulic fracturing services for either a pre-determined term or number of stages/wells to E&P companies operating in the onshore oil and natural gas basins of the United States. In the performance of these services, and at the request of our customers, we may also provide consumables such as chemicals and sand. Revenues are earned as services are rendered, which is generally on a per stage or daily rate basis. Customers are invoiced according to contract terms upon the completion of a well or monthly with payment due typically 30 days from invoice date.

Hydraulic fracturing is a well-stimulation technique intended to optimize hydrocarbon flow paths during the completion phase of wellbores. The process involves the injection of water, sand, and chemicals under high pressure into shale formations. The Company’s performance obligations are satisfied over time, typically measured in number of stages completed or the number of pumping days a fleet is available to pump for a customer in a month. A field ticket is created for each stage completed that records all services performed, including any chemicals and proppant we provided and consumed in completing the stage. The field ticket is signed by a customer representative and evidences the amounts to which the Company has a right to invoice and thus to recognize as revenue. All revenue is recognized when a contract with a customer exists, collectability of amounts subject to invoice is probable, the performance obligations under the contract have been satisfied over time, and the amount to which the Company has the right to invoice has been determined. A portion of the Company’s contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved.

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

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each debtor. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. The Company held a reserve for doubtful accounts of $12,000 and $22 as of December 31, 2020 and 2019, respectively. The reserve was recorded due to growing uncertainty as to collectability of billed amounts from customers weakened by the economic downturn in 2020. The following table shows the change in allowance for doubtful accounts:

	As of December 31,
	2020	2019
Balance at beginning of period	$22	$189
Charges to costs and expenses	12,031	434
Recoveries and write-offs	(53)	(601)
Balance at end of period	$12,000	$22

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

The following table shows the percentage of revenues from our significant customers:

	Years Ended December 31,
	2020	2019
Customer A	11.2%	18.4%
Customer B	19.7%	*
Customer C	18.4%	*
Customer D	*	18.3%
Customer E	13.2%	*
Customer F	18.2%	*
Customer G	*	15.7%

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers:

	Years Ended December 31,
	2020	2019
Customer A	*	12.0%
Customer B	32.2%	10.3%
Customer C	17.0%	*
Customer D	*	12.1%
Customer E	*	*
Customer F	12.7%	*
Customer G	12.5%	34.5%
Customer H	*	15.9%
Customer I	13.5%	*

An asterisk indicates that trade receivable is less than ten percent.

Share-Based Compensation

Share based compensation is measured on the grant date and fair value is recognized as expense over the requisite service period, which is generally the vesting period of the award. The Company recognizes forfeitures as they occur rather than estimating expected forfeitures.

The fair value of time-based restricted stock, DSUs, or other performance incentive awards is determined based on the number of shares or units granted and the closing price of Class A common stock on the date of grant. The fair value of stock options is determined by applying the Black-Sholes model on the grant-date market value of the underlying Class A common stock. Restricted stock with market conditions is valued using a Monte Carlo simulation analysis.

Deferred compensation expense associated with liability-based awards, such as certain performance incentive awards that could be settled either in cash or through issuance of a variable number of shares based on a fixed monetary amount at inception, is recognized at the fixed monetary amount at inception and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. However, the Company considers any delayed settlement as a post-vesting restriction which impacts the determination of the grant-date fair value of the award. The Company estimates fair value by using a risk-adjusted discount rate, which reflects the weighted average cost of capital of similarly traded public companies.

Fair Value of Preferred Stock

The fair value of Series A preferred stock at the date of issuance was estimated by calculating the present value of its one-year redemption cost to the Company and then discounted for lack of marketability.

The fair value of Series B preferred stock is the stated value, which is equal to the proceeds received from issuance.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 3 – ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amended the disclosure requirements under ASC 820. This update clarifies and unifies the disclosure of Level 3 fair value instruments. ASU 2018-13 became effective for the Company beginning on January 1, 2020. The Company’s adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues, including the treatment of revolving debt arrangements, that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. This new guidance became effective for the Company immediately upon issuance. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2020-02 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We expect to adopt Topic 842 using the effective date of January 1, 2022 as the date of our initial application of the standard. We are currently evaluating the impact of our adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption. The Company will use the modified retrospective with applied transition method upon adoption of the standard. Under this adoption method, all leases that are in effect and in existence as of, and after transition date will be applied as of the transition date, with a cumulative impact to retained earnings in that period. Prior period financial statements would be stated under the old guidance ASC 840 with no change to prior periods or disclosures associated with prior period.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, requiring a customer in a cloud computing arrangement that is a service contract to follow the guidance in ASC 350-40 in determining the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The new guidance will be effective for emerging growth companies for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets include the following:

	As of December 31,
	2020	2019
Prepaid insurance	$3,162	$11,127
Recoverable costs from insurance	4,635	-
Income tax receivable	1,567	810
Other current assets	1,343	1,395
Total prepaid expenses and other current assets	$10,707	$13,332

During the third quarter of 2020, certain pieces of equipment were damaged. The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts and amounts. During the year ended December 31, 2020, the Company received $4,854 as insurance reimbursement. Recoverable costs from insurance as of December 31, 2020 was $4,635, which represents net book value of equipment damaged that we expect to recover from insurance.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. The Company performs an impairment analysis related to goodwill as of December 31st of each year, or when the Company identifies certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount.

In the first quarter of 2020, the Company performed a quantitative goodwill impairment test utilizing the single-step approach to compare the carrying value of the reporting unit to its estimated fair value. The estimated fair value of the reporting unit was determined using a guideline public company method, a form of the market approach. The guideline public company method utilized the trading multiples of similarly traded public companies as they related to our operating metrics. Based on the impairment test, the Company determined that goodwill was not impaired as the reporting unit’s carrying value, after accounting for the impairment charges of long-lived assets, did not exceed the reporting unit’s fair value.

As of December 31, 2020, the Company performed the qualitative analysis of the goodwill impairment assessment by reviewing relevant qualitative factors. The Company determined there were no events that would indicate the carrying amount of its goodwill may not be recoverable, and as such, no impairment charge was recorded.

Intangible Assets

Intangible assets consisted of the following:

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of December 31, 2020
Trademarks	10	$1,415	$156	$1,259
Patents	20	12,775	568	12,207
		$14,190	$724	$13,466
As of December 31, 2019
Trademarks	10	3,132	913	2,219
Patents	20	22,955	3,348	19,607
		$26,087	$4,261	$21,826

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets was $1,090 and $6,064 for the year ended December 31, 2020, and 2019, respectively.

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

As of December 31, 2020, the Company determined there were no events that would indicate the carrying amount of these assets may not be recoverable, and as such, no further impairment charge was recognized.

The estimated amortization expense for future periods is as follows:

Fiscal Year	Estimated Amortization Expense
2021	$966
2022	966
2023	966
2024	966
2025	966
Thereafter	8,636
Total	$13,466

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	December 31, 2020	December 31, 2019
Fracturing equipment	1.5 to 25	$263,869	$651,162
Light duty vehicles	5	2,483	8,188
Furniture and fixtures	5	67	277
IT equipment	3	1,676	6,724
Auxiliary equipment	2 to 20	11,058	38,502
Leasehold improvements	Term of lease	287	725
		279,440	705,578
Less: Accumulated depreciation and amortization		(44,108)	(263,968)
Property and equipment, net		$235,332	$441,610

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2020 and 2019 was $79,263 and $148,149, respectively.

As a result of the impairment test on long-lived assets described in “Note 5 – Goodwill and Intangible Assets,” the Company recorded in the first quarter of 2020 an impairment charge of $140.3  million to reduce the carrying value of property and equipment from $414.1  million to $273.8  million, representing its fair value on the date of impairment.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
Accrued payroll and benefits	$7,208	$9,356
Accrued taxes	5,380	9,817
Accrued interest	317	18,190
Other current liabilities	1,876	3,118
Accrued expenses and other current liabilities	$14,781	$40,481

NOTE 8 – NOTES PAYABLE

In 2020 and 2019, the Company entered into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors’ and officers’ liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. For the years ended December 31, 2020 and 2019, the aggregate amount of the premiums financed was $1,121 and $9,928, respectively, payable in equal monthly installments at an interest rate of 5.3% and 4.8%, respectively. These premium finance agreements had a total balance of $998 and $8,068 as of December 31, 2020 and 2019, respectively.

NOTE 9 – DEBT

Long-term debt consisted of the following:

	As of December 31,
	2020	2019
Senior Secured Term Loan	$246,250	$250,000
ABL Credit Facility	23,710	40,090
PPP Loan	10,000	-
USDA Loan	21,996	-
Equipment financing	12,866	16,065
Capital leases	229	10,474
Total debt principal balance	315,051	316,629
Unamortized discount on debt and debt issuance costs	(17,576)	(9,449)
Current maturities	(13,573)	(22,288)
Net Long-term debt	$283,902	$284,892

Senior Secured Term Loan

On May 7, 2019, the Company, USWS LLC, as the borrower, and all the other subsidiaries of the Company entered into a $250,000 Senior Secured Term Loan Credit Agreement (as amended, the “Senior Secured Term Loan”) with CLMG Corp., as administrative and collateral agent, and the lenders party thereto. The Company is required to make quarterly principal payments of 2.0% per annum of the initial principal balance, commencing on January 15, 2020, with final payment due at maturity on May 7, 2024. The Company recorded the related debt discount and debt issuance costs amounting to $5,000 and $5,758, respectively, as a direct deduction to the face amount of the Senior Secured Term Loan and records the amortization of debt discount and debt issue costs to interest expense based on the effective interest rate method over the term of the Senior Secured Term Loan.

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

The Senior Secured Term Loan requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and quarterly a percentage of excess cash flow, if any, equal to 100% (depending on total debt outstanding) commencing in September 2019. Certain mandatory prepayments (excluding excess cash flows sweep) and optional prepayments are subject to a yield maintenance fee for the first two years and prepayment premium of 2% in year three and 1% in year four. Upon the final payment and termination of the Senior Secured Term Loan, we are subject to an exit fee equal to 2.0% of the principal amount of loans then outstanding and the aggregate optional prepayment of principal amounts repaid during the 120 days that occurred prior to such final payment.

On April 1, 2020, the Company, USWS LLC, as the borrower, and all the other subsidiaries of the Company entered into a Second Amendment (the “Second Term Loan Amendment”) to the Senior Secured Term Loan with CLMG Corp., as administrative and collateral agent, and the lenders party thereto.

Pursuant to the Second Term Loan Amendment, the interest rate on amounts outstanding under the Senior Secured Term Loan was reduced to 0.0% and scheduled principal amortization payments were suspended for the period beginning April 1, 2020 and ending March 31, 2022. Beginning April 1, 2022, the Senior Secured Term Loan, as amended by the Second Term Loan Amendment, will resume incurring interest at the applicable LIBOR rate, subject to a 2.0% floor, plus 8.25%, and scheduled principal amortization payments equal to 0.5% of the initial principal balance of the term loans will resume on a quarterly basis commencing June 30, 2022. Additionally, pursuant to the Second Term Loan Amendment, certain other covenants were amended including, but not limited to, covenants relating to collateral inspections and excess cash flow, and the maturity date of the Senior Secured Term Loan was extended to December 5, 2025.

In exchange for entering into the Second Term Loan Amendment, the lenders under the Senior Secured Term Loan received an extension fee comprised of a $20,000 cash payment, 1,050 shares of Series B preferred stock valued at $1,050 based on the stated liquidation preference of $1,000 per share, and 5,529,622 shares of Class A common stock valued at $1,438 based on the closing price of the Class A common stock at the date of issuance. The Series B preferred stock issued to the lenders under the Senior Secured Term Loan had the same terms as the Series B preferred stock issued to certain institutional investors as described in “Note 10 – Mezzanine Equity”.

The total fair value of cash and non-cash consideration transferred to the lenders under the Senior Secured Term Loan were accounted for as discount on debt issuance and amortized to interest expense using the effective interest method over the remaining term of the Senior Secured Term Loan.

On July 30, 2020, the Company, USWS LLC, as the borrower, and all the other subsidiaries of the Company entered into a Third Amendment (the “Third Term Loan Amendment”) to the Senior Secured Term Loan with CLMG Corp., as administrative and collateral agent, and the lenders party thereto.

Pursuant to the Third Term Loan Amendment, the agents and the lenders agreed to make certain modifications and amendments to the Senior Secured Term Loan to, among other things, consent to the entry into the PPP Loan (described within this section), subject to the amended terms and conditions specified for the same in the Third Term Loan Amendment.

Additionally, the Third Term Loan Amendment made certain modifications to the Senior Secured Term Loan which limits the Company’s ability to deploy and use collateral outside of the continental United States and other than in connection with oil and gas fracking and exploration without the prior consent of the administrative agent. In the Third Term Loan Amendment the Company further agreed to specific conditions and covenants regarding a turbine rental and services agreement entered on June 19, 2020 and which affect the equipment which is the subject thereof.

On November 12, 2020, the Company, USWS LLC, as the borrower, and all of the other subsidiaries of the Company entered into a Fourth Amendment (the “Fourth Term Loan Amendment”) to the Senior Secured Term Loan with CLMG Corp., as administrative and collateral agent, and the lenders party thereto.

Pursuant to the Fourth Term Loan Amendment, the agents and the lenders agreed to make certain modifications and amendments to the Senior Secured Term Loan to, among other things, consent to entry into the USDA Loan (described within this section), subject to the amended terms and conditions specified for the same in the Fourth Term Loan Amendment.

Additionally, the principal amortization schedule was modified as follows:

(1)	Commencing on December 31, 2020, required quarterly principal payment of $1,250 until September 30, 2025
(2)	Additional principal payment of $2,500 on May 31, 2021
(3)	Principal payment of $2,500 on September 30, 2021, subject to certain conditions as defined in the Fourth Term Loan Amendment

The Company accounted for the Second Term Loan Amendment and Fourth Term Loan Amendment as a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, due to the level of concession provided by the lenders under the Senior Secured Term Loan. Under this guidance, the future undiscounted cash flows of the Senior Secured Term Loan, as amended, exceeded the carrying value, and accordingly, no gain was recognized, and no adjustment was made to the carrying value of the debt. Interest expense on the amended Senior Secured Term Loan was computed using a new effective rate that equated the present value of the future cash payments specified by the new terms with the carrying value of the debt under the original terms.

As of December 31, 2020, the outstanding principal balance of the Senior Secured Term Loan was $246,250, of which $10,000 was due within one year from the balance sheet date.

ABL Credit Facility

On May 7, 2019, the Company, USWS LLC, and all the other subsidiaries of the Company entered into a $75,000 ABL Credit Agreement (the “ABL Credit Facility”) with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. The ABL Credit Facility had original maturity date of February 6, 2024. The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the eligible accounts receivables of the Borrower. Borrowings under the ABL Credit Facility bear interest at LIBOR, plus an applicable LIBOR rate margin of 1.5% to 2.0% or base rate margin of 0.5% to 1.0% as defined in the ABL Credit Facility. The unused portion of the ABL Credit Facility is subject to an unused commitment fee of 0.250% to 0.375%. The Company recorded the related debt issuance costs amounting to $1,205 as part of deferred financing costs, net in the consolidated balance sheets, and records the amortization as interest expense ratably over the term of the ABL Credit Facility.

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

In April, August, and November of 2020, the Company, USWS LLC, and all the other subsidiaries of the Company entered into the First Amendment (the “First ABL Amendment”), Second Amendment (the “Second ABL Amendment”), and Third Amendment (the “Third ABL Amendment”), respectively, to the ABL Credit Facility with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer.

Pursuant to the First ABL Amendment, the aggregate revolving commitment under the ABL Credit Facility was reduced from $75,000 to $60,000, the maturity date was extended to April 1, 2025, and the interest rate margin applicable to borrowings under the ABL Credit Facility was increased by 0.50% per annum and a LIBOR floor of 1% was added. In addition, the borrowing base under the ABL Credit Facility was amended to include a FILO Amount (as defined in the ABL Amendment) which increases borrowing base availability by up to the lesser of (i) $4.0 million and (ii) 5.0% of the value of eligible accounts receivable, subject to scheduled monthly reductions. Loans under the ABL Credit Facility which are advanced in respect of the FILO Amount accrue interest at a rate that is 1.50% higher than the rate applicable to other loans under the ABL Credit Facility, and may be repaid only after all other loans under the ABL Credit Facility have been repaid.

Pursuant to the Second ABL Amendment, the aggregate revolving commitment under the ABL Credit Facility was reduced from $60,000 to $50,000 and certain modifications were made to eligible accounts in the borrowing base and to the applicable thresholds in the cash dominion trigger period and financial covenant trigger period, among other things. The Company’s option to request an increase in commitments under the accordion feature was also removed under the terms of the Second ABL Amendment.

Pursuant to the Third ABL Amendment, the lenders agreed to make certain modifications and amendments to the ABL Credit Facility to, among other things, consent to entry into the USDA Loan (described within this section).

Based on ASC 470-50, Modifications and Extinguishments, the Company accounted for each of the First ABL Amendment and Second ABL Amendment as a modification of debt. Under the First ABL Amendment, the borrowing capacity of the amended ABL Credit Facility was greater than the borrowing capacity of the old ABL Credit Facility and there was no change in the lenders. Accordingly, any unamortized deferred financing costs associated with the old ABL Credit Facility and fees in connection with the amended ABL Credit Facility were deferred and amortized to interest expense over its remaining term. Under the Second ABL Amendment, the borrowing capacity of the amended ABL Credit Facility was less than the borrowing capacity of the old ABL Credit Facility. Accordingly, unamortized deferred financing cost amounting to $0.2 million, which was calculated in proportion to the decrease in the borrowing capacity of the old Credit Facility, was written off and recorded as interest expense in the consolidated statements of operations. Any fees in connection with the Second ABL Amendment were deferred and amortized over its remaining term.

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. As of December 31, 2020, the borrowing base was $32,438 and the outstanding revolver loan balance was $23,710, classified as long-term debt in the consolidated balance sheets.

Paycheck Protection Program (PPP) Loan

In July 2020, the Company received an unsecured loan (the “PPP Loan”) amounting to $10,000 that bears interest at a rate of 1.0% per annum and matures in five years under the Paycheck Protection Program from a commercial bank. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loan. Forgiveness is determined, subject to certain limitations, based on the use of the loan proceeds for payroll costs, interest on mortgages or other debt obligations, rents and utilities. At least 60% of the proceeds must be used for payroll costs. No assurance can be given that the Company will obtain forgiveness of the PPP Loan either in whole or in part. Accordingly, the Company accounted for the PPP Loan as part of long-term debt in the consolidated balance sheets.

USDA Loan

On November 12, 2020, the Company, USWS LLC, and USWS Holdings entered into a Business Loan Agreement (the “USDA Loan”) with a commercial bank pursuant to the United States Department of Agriculture (“USDA”), Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program, in the aggregate principal amount of up to $25,000 for the purpose of providing long-term financing for eligible working capital.

The USDA loan bears interest of 5.75% per annum and is payable according to the following schedule:

(1)	36 monthly consecutive interest payments, beginning on December 12, 2020
(2)	83 monthly consecutive principal and interest payments beginning December 12, 2023
(3)	One final principal and interest payment of the remaining due on November 12, 2030

The Company recorded the related debt discount and debt issuance costs amounting to $506 and $558, respectively, as a direct deduction to the face amount of the USDA Loan and records the amortization of debt discount and debt issue costs to interest expense based on the effective interest rate method over the term of the USDA Loan.

The USDA Loan is secured by specific equipment collateral and is guaranteed by the USDA for up to 90% of the total proceeds.

The USDA Loan is subject to certain financial covenants. The Company is required to maintain a Debt Service Coverage Ratio (as defined in the USDA Loan) of not less than 1.25:1, to be monitored annually, beginning in calendar year 2021. Additionally, the Company is required to maintain a Debt to Net Worth Ratio (as defined in the USDA Loan) of not more than 9:1, to be monitored annually based upon year-end financial statements beginning in calendar year 2022.

As of December 31, 2020, the outstanding principal balance of the USDA Loan was $21,996, presented as long-term debt in the consolidated balance sheets. In January 2021, the Company received the remaining principal amount of $3,004.

Equipment Financing

In March 2020, the Company entered into an agreement to consolidate various individual equipment financing agreements, which represented substantially all our equipment financing notes, into four notes. The new notes are held by the same lender as the original equipment financing agreements. The amendments under the consolidated equipment financing agreements pertain to maturity date, interest rate, and date of first installment payment. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt modification did not result in a substantially different debt, and accordingly, no gain or loss was recorded.

The total outstanding balance of the consolidated equipment financing agreements as of December 31, 2020 was $12,866, payable in equal monthly installments through May 1, 2024, at an interest rate of 5.7%.

The weighted average interest rate of amounts outstanding under the equipment financing agreements was 5.7% and 6.4% per annum as of December 31, 2020 and December 31, 2019, respectively.

Payments of Debt Obligations due by Period

Presented below is a schedule of the repayment requirements of long-term debt as of December 31, 2020:

Principal Amount
of Long-term Debt
2021	$13,573
2022	10,017
2023	9,203
2024	9,397
2025	256,503
Thereafter	16,358
Total	$315,051

NOTE 10 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the year ended December 31, 2020:

	Shares	Amount
Series A preferred stock as of December 31, 2019	55,000	$38,928
Deemed and imputed dividends on Series A preferred stock	-	11,666
Accrued Series A preferred stock dividends	-	7,214
Conversion of Series A preferred stock to Class A common stock	(5,000)	(5,032)
Series A preferred stock as of December 31, 2020	50,000	$52,776

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share. On May 23, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Purchasers”) to issue and sell in a private placement 55,000 shares of Series A preferred stock, which was a newly created series of convertible redeemable preferred stock of the Company, for an aggregate purchase price of $1,000 per share, for total gross proceeds of $55,000.

At the initial closing on May 24, 2019 (“Closing Date”), the Purchasers purchased all the Series A preferred stock and 2,933,333 initial warrants exercisable for shares of Class A common stock. Subject to there being Series A preferred stock outstanding, the Company will issue an additional 4,399,992 warrants to the Purchasers in quarterly installments of 488,888 warrants beginning nine months after the Closing Date. Crestview III USWS, L.P. and Crestview III USWS TE, LLC, two of the Purchasers, are part of an affiliate group which, prior to the Closing Date, held an aggregate 29.80% ownership interest in the Company and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s Board of Directors. During the year ended December 31, 2020, the Company issued 1,911,108 additional warrants to the Purchasers.

Holders of shares of Series A preferred stock are entitled to receive cumulative dividends, compounding and accruing quarterly in arrears, from the Closing Date until the second anniversary of the Closing Date, at an annual rate of 12.0%, and thereafter, 16% of the stated value of $1,000 per share, subject to increase in connection with the payment of dividends in kind. Dividends are payable, at the Company’s option, in cash from legally available funds or in kind by increasing the stated value of the outstanding Series A preferred stock by the amount per share of the dividend on February 24, May 24, August 24, and November 24 of each year. During the year ended December 31, 2020, the Company’s Board of Directors did not declare a dividend on the Series A preferred stock resulting in the dividends for these periods being paid-in-kind in accordance with the Series A preferred stock’s Certificate of Designations.

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

Following the first anniversary of the Closing Date, each holder of Series A preferred stock may convert all or any portion of its shares of Series A preferred stock into Class A common stock based on the then-applicable liquidation preference at a conversion price of $6.67, subject to anti-dilution adjustments, at any time, but not more than once per quarter, so long as any conversion is for an underlying conversion value of Class A Common Stock of at least $1,000.

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

Due to the reduction of allocated proceeds to Series A preferred stock, the effective conversion price was approximately $5.40 per share creating a beneficial conversion feature of $20,132 which further reduced the carrying value of the Series A preferred stock. Since the holders’ conversion option of the Series A preferred stock could only be exercisable after the first anniversary of the Closing Date, the discount resulting from the beneficial conversion feature was accreted over one year as deemed preferred dividends using the effective yield method, resulting in a corresponding increase in the carrying value of the Series A preferred stock over the same time period.

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

The Series A preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control. The Company accounted for the warrants as a component of stockholders’ equity.

During the year ended December 31, 2020, one of the Purchasers converted 5,000 shares of Series A preferred stock and accrued dividends into 876,448 shares of Class A common stock pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series A preferred stock. Accordingly, the Company recorded a reduction of $5,032 in the carrying value of the Series A preferred stock.

On December 31, 2020, there were 50,000 shares of Series A preferred stock outstanding and convertible into 9,146,254 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $11,264 and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) activities for the year ended December 31, 2020:

	Shares	Amount
Series B preferred stock as of December 31, 2019	$-	$-
Proceeds from issuance of Series B preferred stock	21,000	21,000
Issuance of Series B preferred stock to senior secured term loan lenders	1,050	1,050
Issuance cost associated with Series B preferred stock	-	(1,413)
Accrued Series B preferred stock dividends	-	2,049
Series B preferred stock as of December 31, 2020	22,050	$22,686

On March 31, 2020, the Company entered into a purchase agreement with certain institutional investors (collectively, the “Series B Purchasers”), pursuant to which the Company agreed to issue and sell in a private placement 21,000 shares of Series B preferred stock, for an aggregate purchase price of $21,000. On April 1, 2020 (the “Series B Closing Date”), the Series B Purchasers purchased the Series B preferred stock. Two of the Series B Purchasers were affiliates of Crestview Partners, which held, prior to the issuance, an aggregate 36.67% ownership interest in the Company and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s Board of Directors.

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

Holders of the Series B Preferred Shares will receive distributions of 12.00% per annum on the then-applicable liquidation preference until May 24, 2021 and 16.00% per annum on the liquidation preference thereafter. Distributions are not required to be paid in cash and, if not paid in cash, will automatically accrue and be added to the liquidation preference.

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

Each holder of Series B preferred stock may convert all or any portion of its Series B preferred stock into Class A common stock based on the then-applicable liquidation preference, subject to anti-dilution adjustments, at any time, but not more than once per quarter, so long as any conversion is for at least $1,000 based on the liquidation preference on the date of the conversion notice.

Following the eighteen-month anniversary of the Series B Closing Date, the Company may cause the conversion of all or any portion of the Series B preferred stock into Class A common stock if (i) the closing price of the Class A common stock is greater than 130% of the conversion price for 20 days over any 30-day trading period; (ii) the average daily trading volume of the Class A common stock exceeded 250,000 for 20 days over any 30-day trading period; and (iii) the Company has an effective registration statement on file with the SEC covering resales of the underlying Class A common stock to be received upon such conversion.

The Series B preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control.

On December 31, 2020, there were 22,050 shares of Series B preferred stock outstanding and convertible into 78,245,727 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series B preferred stock was $2,049 and reflected in the carrying value of Series B preferred stock.

In February 2021, 762 shares of Series B preferred stock were converted into 2,745,778 shares of Class A common stock.

NOTE 11 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company adopted and filed with the Secretary of State of the State of Delaware each of the Certificate of Designations for the Series A preferred stock and the Series B preferred stock as amendments to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) each on May 24, 2019 and March 31, 2020, to authorize and establish the rights, preferences and privileges of the Series A preferred stock and Series B preferred stock, respectively. See “Note 10 – Mezzanine Equity” for the discussion of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. On December 31, 2020 and December 31, 2019, there were 72,515,342 and 62,857,624 shares of Class A common stock issued and outstanding, respectively. At December 31, 2020, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell over a period, up to $10,275 of our Class A common stock. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. The Company sold 792,258 shares of Class A common stock for total net proceeds of $400 under this ATM Agreement as of December 31, 2020. The Company paid $12 in commissions with respect to this sale. In January 2021, we sold an additional 8,340,608 shares of Class A common stock for a total net proceeds of $5,679, after payment of $176 in commissions.

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

During the year ended December 31, 2020, 3,197,756 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock.

As of December 31, 2020 and 2019, there were 2,302,936 and 5,500,692 shares, respectively, of Class B common stock issued and outstanding.

Warrants

Pursuant to the Company’s initial public offering, 32,500,000 warrants (the “public warrants”) were issued and 15,500,000 warrants (the “private placement warrants”) were sold simultaneously to Matlin & Partners Acquisition Sponsor, LLC (the “Sponsor”) and Cantor Fitzgerald (the “Underwriter”). Each warrant entitles its holder to purchase one half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 for full share equivalent), to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the Transaction and expire five years after that date or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company may redeem the outstanding warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by the Sponsor, the Underwriter or their permitted transferees.

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

See “Note 10 – Mezzanine Equity” for the discussion of warrants issued pursuant to the Series A preferred stock purchase agreement.

During the year ended December 31, 2020, certain warrant holders elected to forfeit 6,327,218 warrants for $0 consideration. As of December 31, 2020, there remained 3,667,417 public warrants and 15,500,000 private placement warrants outstanding, the total of both are exercisable for 9,583,709 shares of Class A common stock. In addition, as of December 31, 2020, 4,844,441 warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 4,844,441 shares of Class A common stock.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within stockholders’ equity (deficit) as a separate component and represents approximately 3% ownership of USWS Holdings as of December 31, 2020.

Long-Term Incentive Plan

Pursuant to the U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “LTIP”), there were an aggregate 8,160,500 shares of Class A common stock initially made available for issuance under the LTIP. On November 5, 2020, pursuant to the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “A&R LTIP”), the Company made grants of deferred stock units and performance incentive awards to certain key employees of the Company. The A&R LTIP, which was approved by the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors on September 1, 2020, is expected to be included in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders for approval by the Company’s stockholders. Shares issued under the LTIP and A&R LTIP are further discussed in “Note 13 - Share-Based Compensation”. There were no shares available for issuance under the LTIP as of December 31, 2020.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, exercise of warrants, conversion of Series A and Series B preferred stock, conversion of Class B common stock, vesting of restricted shares of Class A common stock, and issuance of Class A common stock associated with the deferred stock units and certain performance awards.

Basic and diluted net income (loss) per share excludes the income (loss) attributable to and shares associated with the 1,609,677 Class A shares that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. The Company included in the calculation accrued dividends on Series A and Series B preferred stock and related deemed and imputed dividends.

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding for the period:

	Years Ended December 31,
	2020	2019
Basic Net Income (Loss) Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(235,665)	$(93,913)
Net loss attributable to cancellable Class A shares	5,713	2,915
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(229,952)	(90,998)
Dividends accrued on Series A preferred stock	(7,214)	(4,050)
Dividends accrued on Series B preferred stock	(2,049)	-
Deemed and imputed dividends on Series A preferred stock	(11,666)	(11,206)
Deemed dividends on Series B preferred stock	(564)	-
Basic net loss attributable to U.S. Well Services, Inc. common shareholders	$(251,445)	$(106,254)

Denominator:
Weighted average shares outstanding	66,400,924	51,853,183
Cancellable Class A common stock	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	64,791,247	50,243,506
Basic and diluted net income (loss) per share attributable to Class A shareholders	$(3.88)	$(2.11)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Years Ended December 31,
	2020	2019
Diluted earnings per share:
Anti-dilutive stock options	877,266	1,068,162
Anti-dilutive warrants	14,428,150	15,680,651
Anti-dilutive restricted stock	1,449,287	2,723,637
Anti-dilutive deferred stock units	8,911,858	-
Anti-dilutive Pool B awards	10,142,494	-
Anti-dilutive Class B common stock convertible into Class A common stock	2,302,936	5,500,692
Anti-dilutive Series A preferred stock convertible into Class A common stock	9,058,176	8,853,028
Anti-dilutive Series B preferred stock convertible into Class A common stock	78,245,727	-
Potentially dilutive securities excluded as anti-dilutive	125,415,894	33,826,170

NOTE 13 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Years Ended December 31,
	2020		2019
Restricted stock	$4,719		$6,496
Unrestricted stock	-		418
Stock options	905		841
DSUs	984		-
Pool A awards	2,328		-
Pool B awards	1,120		-
Total	$10,056	(1)	$7,755	(2)

         (1) $1,940 was presented as part of cost of services and $8,116 was presented as part of selling, general and administrative expenses in the consolidated statement of operations.

           (2) $2,513 was presented as part of cost of services and $5,242 was presented as part of selling, general and administrative expenses in the consolidated statement of operations.

Restricted Stock

The following table summarizes restricted stock activity in 2020:

	Number of shares	Weighted- average grant-date fair value (per share data)
Non-vested restricted stock as of December 31, 2019	2,723,637	$8.87
Granted	-	-
Vested	(690,237)	8.87
Forfeited	(584,113)	8.91
Non-vested restricted stock as of December 31, 2020	1,449,287	$8.85

In 2019, the Company granted shares of restricted Class A common stock (“restricted stock”) totaling 2,218,183 to certain employees of the Company pursuant to the LTIP. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee of the Company prior to the lapse of the restriction. The restricted stock granted in 2019 had a total fair value of $19,764 and vests over four years in equal installments each year on the anniversary of the grant date.

The fair value of the restricted stock granted in 2019 was determined using the closing price of the Company’s Class A common stock on the grant date.

As of December 31, 2020, the total unrecognized compensation cost related to restricted stock was $7,345 which is expected to be recognized over a weighted-average period of 2.15 years.

Unrestricted stock

In 2019, the Company granted 46,875 shares of fully vested and unrestricted Class A common stock (“unrestricted stock”) under the LTIP to certain board members in exchange for their services as a director of the Company, in accordance with the existing compensation plan of the Board of Directors. The fair value of the unrestricted stock was $8.91 per share, which was determined using the closing price of the Company’s Class A common stock on the grant date.

Stock options

The following table summarizes stock option activity in 2020:

	Number of shares	Weighted average exercise price (per share data)	Weighted Average Remaining Contractual Life (years)
Outstanding as of December 31, 2019	1,068,162	$8.91	6.21
Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	(190,896)	8.91	-
Outstanding as of December 31, 2020	877,266	$8.91	5.21
Exercisable as of December 31, 2020	219,317	$8.91	5.21

In 2019, the Company granted a total of 1,068,162 stock options under the LTIP to certain employees of the Company. The fair value of stock options on the date of grant was $3.95 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with seven-year terms and vest over four years in equal installments each year on the anniversary of the grant date. The expected term of the options granted was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company lacks historical exercise data to estimate the expected term of these options. The expected stock price volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These options are time-based and are not based upon attainment of performance goals. The fair value of stock options on the grant date was $4,219 and recognized as compensation expense over the vesting period of four years.

As of December 31, 2020, the total unrecognized compensation cost related to stock options was $1,906 which is expected to be recognized over a weighted average period of 2.21 years.

Deferred Stock Units

In 2020, the Company granted 8,911,858 Deferred Stock Units (“DSUs”) to certain key employees of the Company pursuant to the A&R LTIP. Each DSU represents the right to receive one share of the Company’s Class A common stock. DSUs granted in 2020 had total fair value of $2,954, which was determined using the closing price of Class A common stock on each grant date. DSUs vest over three years in equal installments each year on the anniversary of the vesting effective date, subject to the grantee’s continuous service through each vesting period.

As of December 31, 2020, the total unrecognized compensation cost related to DSUs was $1,969 which is expected to be recognized over a weighted average period of 2 years.

Pool A Performance Award

In 2020, the Company made grants of Pool A Performance Awards (“Pool A Award”) to certain key employees of the Company. Each Pool A Award represents the right to receive, at the Company’s election, a fixed monetary amount either in cash or a variable number of shares of the Company’s Class A common stock based on its closing share price on the date of settlement. The Pool A Award became fully vested as of January 1, 2021 but settlement will not occur until the fifth anniversary of the grant date.

The Company accounts for the Pool A Award under liability accounting as a result of the fixed monetary amount that could be settled either in cash or a variable number of shares of the Company’s Class A common stock. The Company considers the delayed settlement as a post-vesting restriction which would impact the determination of grant-date fair value of the award.

The Pool A Award granted in 2020 had a total fair value of $2,328, which was estimated using a risk-adjusted discount rate, which reflects the weighted average cost of capital of similarly traded public companies.

As of December 31, 2020, we recorded Pool A Award liability of $2,328, presented as part of other long-term liabilities in the consolidated balance sheets. Subsequent changes in the fair value of the liability from December 31, 2020 through the date of settlement will be recorded as additional compensation cost.

Pool B Performance Award

In 2020, the Company made grants of Pool B Performance Awards (“Pool B Award”) to certain key employees of the Company. Each Pool B Award represents the right to receive, at the Company’s election, either a cash payment calculated in accordance with the award agreement, or a fixed number of shares of the Company’s Class A common stock. The Pool B Award granted in 2020 had total fair value of $3,362, which was determined using the closing price of Class A common stock on each grant date. The Pool B Award vests over three years in equal installments each year on the anniversary of the vesting effective date, subject to the grantee’s continuous services through each vesting period.

As of December 31, 2020, the total unrecognized compensation cost related to Pool B Award was $2,241, which is expected to be recognized over a weighted average period of 2 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

On March 1, 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matched 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. At the end of the first quarter of 2020, the Company suspended its match of employee contributions. Our matching contributions were $976 and $3,843 for the years ended December 31, 2020 and 2019, respectively, and included in cost of services and selling, general and administrative expenses in the statements of operations.

NOTE 15 – INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2020	2019
Net Operating Loss Carryforward	$56,788	$30,485
Startup/Organization Expenses	177	163
Investment in Partnership	70,300	19,489
Interest Expense	1,652	911
Attributes/Other	137	186
Total Deferred Tax Assets	129,054	51,234
Less Valuation Allowance	(129,054)	(51,234)
Total Deferred Tax Assets, net	$-	$-

Deferred Tax Liabilities	-	-

Net Deferred Tax Assets	$-	$-

The income tax provision consists of the following:

	Years ended December 31,
Current	2020	2019
Federal	$(757)	$-
State	(67)	(77)
Total Current	(824)	(77)

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-
Total	$(824)	$(77)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Pre-tax book loss	$247,537

Federal Provision (Benefit)	(51,983)	-21.00%
Noncontrolling Interest	(13,039)	-5.27%
Permanent Differences	1,755	0.71%
State Income Taxes, net of Federal Benefit	(53)	-0.02%
NOL Carryback, effect of rate change	(289)	-0.12%
Return to Provision, Other	682	0.28%
Valuation Allowance	62,103	25.09%
Total Provision (Benefit)	$(824)	-0.33%

As of December 31, 2020, the Company had total U.S. federal net operating loss ("NOL") carryforwards of $240,331 and state NOLs of $277,173 available to offset future taxable income. $28,387 of the federal NOLs would begin to expire in 2036 if unused.  Federal NOLs generated after December 31, 2017 do not expire and the state rules vary by state.  After consideration of all the information available, management has established a valuation allowance against the deferred tax assets of the Company's tax loss carryforwards to the extent it is not more likely than not they will be realized. As of December 31, 2020, the valuation allowance totaled $129,054.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  Management considers the positive and negative evidence with respect to sources of taxable income for purposes of determining the realization of deferred tax assets.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

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

We have considered our exposure under the standard at both the federal and state tax levels.  We did not record any liabilities for uncertain tax positions as of December 31, 2020 or December 31, 2019. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company was named a defendant in a case filed on January 14, 2019 in the Superior Court of the State of Delaware styled Smart Sand, Inc. v. U.S. Well Services LLC, C.A. 19C-01-144 PRW. Smart Sand alleges that the Company breached a multi-year contract under which Smart Sand supplied frac sand to the Company. Smart Sand claims damages of approximately $54 million. The Company denies that it breached the contract, has alleged that Smart Sand breached the contract first, and has asserted counterclaims for the misuse of the Company’s confidential information. The Company also asserts that the contract contains unenforceable penalty provisions. The case was tried to the Court during December 2020 and when trial concluded, the Court requested post-trial briefing. No prediction can be made as to the outcome of the case at this time nor can the Company reasonably estimate the potential losses or range of losses resulting from this litigation.

In addition to the case noted above, the Company is involved in various pending or potential legal actions in the ordinary course of business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of the remaining matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of December 31, 2020, we estimated and accrued for a shortfall in quantities. This accrual is presented as part of accrued liabilities on the consolidated balance sheets.

As of December 31, 2020, the Company’s contracted volumes in dollars was $16,002. The Company’s minimum commitments was $13,393, which represents the aggregate amounts that we would be obligated to pay if we procured no additional proppant under the contracts after December 31, 2020.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense was $2,359 and $2,646 for the years ended December 31, 2020 and 2019, respectively, of which $1,655 and $2,130, respectively, are recorded as part of cost of services and $704, and $516, respectively, are recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

The following is a schedule of future minimum payments on non-cancellable operating leases as of December 31, 2020:

2021	$1,114
2022	828
2023	308
2024	258
2025	67
Thereafter	-
Total future minimum rentals	$2,575

On April 1, 2020, the Company entered into an agreement to extend the lease on one of its facilities. The extended term of the lease is for a period of 36 months commencing on April 1, 2020, with rent throughout the term totaling $0.7 million.

 Self-insurance

The Company establishes a self-insured plan for employees’ healthcare benefits except for losses more than varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported as of December 31, 2020 and 2019 was $189 and $588, respectively, and was reported as accrued expenses in the consolidated balance sheets. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially more than the amounts already accrued for existing claims.

NOTE 17 – RELATED PARTY TRANSACTIONS

On May 24, 2019, Crestview Partners purchased 20,000 shares of Series A preferred stock for a total payment of $20,000. Along with the Series A preferred stock, Crestview received 1,066,666 initial warrants with the right to receive additional warrants. During the year ended December 31, 2020, Crestview received 711,112 additional warrants.

On April 1, 2020, Crestview Partners purchased 11,500 shares of Series B preferred stock for a total payment of $11,500. The TCW Group, Inc. purchased 6,500 shares of Series B preferred stock for a total payment of $6,500 and David Matlin, a member of the Company’s Board of Directors, purchased 1,878 shares of Series B preferred stock for a total payment of $1,878.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics (the “Code”), which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code may be found on our website at www.uswellservices.com under “Investor Relations – Corporate Governance – Governance Overview”. To the extent required by SEC rules, we intend to disclose any amendments to this Code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four (4) business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

The other information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transaction, and Director Independence

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

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

3.2	Certificate of Designations dated May 24, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 24, 2019.
3.3	Certificate of Designations dated March 31, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020.
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
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

4.6

Registration Rights Agreement, dated March 31, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 0001-38025), filed with the SEC on April 2, 2020).

4.7*	Description of Registrant’s Securities.
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

10.5

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

10.6

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

10.7#	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).
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

10.20

Second Amendment to the Senior Secured Term Loan Credit Agreement dated April 1, 2020, by and among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc. as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020.

10.21

First Amendment to ABL Credit Agreement dated as of April 1, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

10.24

Purchase Agreement, dated March 31, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020.

10.25

Equity Distribution Agreement, dated June 26, 2020, between U.S. Well Services, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 29, 2020.

10.26

Promissory Note, dated effective as of July 24, 2020, by and between U.S. Well Services, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 30, 2020.

10.27

Second Amendment to ABL Credit Agreement dated as of August 17, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on August 30, 2020).

10.28

Third Amendment to the Senior Secured Term Loan Credit Agreement, dated July 30, 2020, by and among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc. as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020.

10.29#

Form of Deferred Stock Unit Award under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020.

10.30#

Form of Performance Award (Pool A) under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020.

10.31#

Form of Performance Award (Pool B) under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020.

10.32#

U.S. Well Services, Inc. Amended and Restated 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020.

10.33#

Business Loan Agreement dated as of November 12, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc. and USWS Holdings, LLC, as borrowers, and Greater Nevada Credit Union, as lender (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 19, 2020).

10.34#

Form of Promissory Note dated as of November 12, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc. and USWS Holdings, LLC, as borrowers, and made payable to Greater Nevada Credit Union, as lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 19, 2020).

10.35#

Fourth Amendment to the Senior Secured Term Loan Credit Agreement, dated November 12, 2020, by and among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc. as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 19, 2020.

10.36#

Third Amendment to ABL Credit Agreement dated as of November 12, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc., as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 19, 2020).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2021.

U.S. WELL SERVICES, INC.

By:

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Broussard Joel Broussard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2021
/s/ Kyle O’Neill Kyle O’Neill	Chief Financial Officer (Principal Financial Officer)	March 11, 2021
/s/ Jasper Antolin Jasper Antolin	Principal Accounting Officer	March 11, 2021
/s/ David Matlin David Matlin	Director	March 11, 2021
/s/ David Treadwell David Treadwell	Director	March 11, 2021
/s/ Adam Klein Adam Klein	Director	March 11, 2021
/s/ Eddie Watson Eddie Watson	Director	March 11, 2021
/s/ Ryan Carroll Ryan Carroll	Director	March 11, 2021
/s/ Richard Burnett Richard Burnett	Director	March 11, 2021
/s/ Steve Habachy Steve Habachy	Director	March 11, 2021