Form 10-K/A
period 2020-12-31
U.S. WELL SERVICES, INC.
filed 2021-05-17
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of U.S. Well Services, Inc. (the “Company,” “we,” “us” or “our”) for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021 (the “Original Form 10-K”). This Amendment restates the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018, and for the interim periods within the years ended December 31, 2020 and 2019 (collectively, the “Affected Periods”). The correction to the financial statements made in connection with the restatement involves only non-cash adjustments.

On April 12, 2021, the Staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities of the entity measured at fair value, with changes in fair value each reporting period in earnings, as opposed to being treated as equity. Following the issuance of the SEC Staff Statement, on May 11, 2021, the Audit Committee of our Board of Directors, after considering the recommendation of and consultation with management and Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited consolidated financial statements included in the Company’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Affected Periods should be restated to reflect the impact of the SEC Staff Statement and accordingly, should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations and similar communications of the Company describing the Company’s financial results for the Affected Periods should no longer be relied upon.

The Company issued public warrants and private placement warrants (collectively, the “public and private placement warrants”) in connection with its initial public offering in November 2018. Additionally, the Company issued warrants to certain institutional investors in connection with its private placement of Series A Preferred Stock on May 24, 2019 (the “Series A warrants,” and together with the public and private placement warrants, the “warrants”). The Company accounted for the warrants as equity based on its initial evaluation of the accounting treatment for the warrants and believed its positions to be appropriate at those times. As a result of the SEC Staff Statement, the Company has determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s consolidated statements of operations each reporting period pursuant to Accounting Standards Codification Topic 815, Derivatives and Hedging.

The change in accounting for the warrants did not have any impact on the Company’s previously reported revenues, operating income, or non-GAAP financial measures, Adjusted EBITDA and Adjusted EBITDA margin, for any of the Affected Periods.

The Company is amending and restating, in this Amendment, its financial statements for the following periods:

•	audited consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018;
•	unaudited interim financial information as of and for the three months ended March 31, 2020 and 2019;
•	unaudited interim financial information as of and for the three and six months ended June 30, 2020 and 2019; and
•

unaudited interim financial information as of and for the three and nine months ended September 30, 2020 and 2019, in each case to reflect the change in accounting treatment (collectively, the “Restatement”).

This Amendment presents the Original Form 10-K, amended and restated with modifications as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:

•	Part I, Item 1A. Risk Factors.
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part II, Item 8. Financial Statements and Supplementary Data.
•	Part II, Item 9A. Controls and Procedures.
•	Part IV, Item 15. Exhibits, Financial Statement Schedules.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is also including with this Amendment currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2).

Refer to Note 2 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the Restatement and the related financial statement effects.

Refer to Part II, Item 9A. “Controls and Procedures” of this Amendment for a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the identified material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants.

The Company has not amended its previously filed Annual Reports on Form 10-K for the years ended December 31, 2019 or 2018 or its previously filed Quarterly Reports on Form 10-Q for the interim periods within the years ended December 31, 2020 and 2019. The financial information that has been previously filed or otherwise reported in such previously filed reports is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with the Restatement as described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

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

•

Reduced Fuel Costs – Clean Fleet® technology uses electric motors to drive its frac pumps instead of internal combustion engines and transmissions used on traditional, diesel-powered fracturing equipment. Clean Fleet®’s electric motors are powered by mobile turbine generators that can use natural gas produced and conditioned in the field (“Field Gas”), compressed natural gas (“CNG”), liquefied natural gas (“LNG”) or diesel as a fuel source. Our customers typically provide Field Gas or CNG to fuel Clean Fleet®’s turbine generators, which offers a significant cost savings relative to purchasing diesel fuel to power traditional fracturing equipment in the current market environment.

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
•

We have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related our warrants. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As of December 31, 2020, we had $23.7 million of borrowings outstanding, with available capacity of $8.7 million, under our ABL credit facility, $246.3 million of borrowings outstanding under our senior secured term loan, $10.0 million outstanding under our Paycheck Protection Program Loan (“PPP Loan”), and $22.0 million outstanding under our Business Loan Agreement (“USDA Loan”) pursuant to the U.S. Department of Agriculture, Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program. Our PPP Loan is scheduled to mature in five years from July 2020. Our USDA Loan is scheduled to mature on November 12, 2030, subject to equal monthly payments beginning on December 12, 2023. We are required to make quarterly principal payments of 2.0% per annum of the initial principal balance of our senior secured term loan, which commenced on January 15, 2020, in addition to certain principal payments as required by the Fourth Amendment to the senior secured term loan which we entered into on November 12, 2020, with final payment due at maturity on December 25, 2025. Our ABL credit facility is scheduled to mature on February 6, 2024. Upon maturity of our indebtedness, we will be required to repay, extend or refinance our indebtedness. We may not be able to extend, replace or refinance any one or all of our existing debt financing agreements on terms reasonably acceptable to us, or at all. Our obligations under both our ABL credit facility and senior secured term loan are secured by substantially all our assets. Our PPP Loan is unsecured, and our USDA Loan is secured by certain of our fracturing equipment. In addition, we have entered into several security agreements with financial institutions for the purchase of certain fracturing equipment. As of December 31, 2020, the aggregate outstanding balance under our equipment financing arrangements was $12.9 million, of which $3.5 million is due within one year. Our equipment financing arrangements are secured by certain of our fracturing equipment. If we are unable to meet our debt service obligations, our lenders under our ABL credit facility, senior secured term loan, USDA Loan, or equipment financing arrangements can seek to foreclose on our assets. For more information about our debt financing agreements and equipment financing arrangements, please see “Item 8. Financial Statements and Supplementary Data – Note 11 - Debt.”

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

Additionally, our ABL credit facility is subject to a springing fixed charge coverage covenant. For a description of the covenants under our ABL credit facility, please see “Item 8. Financial Statements and Supplementary Data – Note 11 - Debt.” If we are unable to remain in compliance with the covenants of our ABL credit facility, then amounts outstanding thereunder may be accelerated and become due immediately. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and any such acceleration could have a material adverse effect on our financial condition and results of operations.

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

As of March 2, 2021 we had 9,994,635 Public Warrants and 9,172,782 Private Placement Warrants outstanding. Our Public Warrants and Private Placement Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

As of March 2, 2021, we had 9,994,635 Public Warrants, 9,172,782 Private Placement Warrants, and 4,844,441 Series A Preferred Warrants issued and outstanding. The Public Warrants and Private Placement Warrants, which were issued concurrently with our IPO, became exercisable, effective as of December 9, 2018, to purchase one-half of one share of Class A common stock for $5.75 per half share, or $11.50 per whole share. The Series A Preferred Warrants, which were issued to certain institutional investors in connection with the Series A Preferred Stock offering in May 2019, are exercisable to purchase one share of Class A common stock for $7.66 per share. So long as shares of Series A Preferred Stock remain outstanding, we will issue an aggregate of 444,444 additional warrants quarterly through March 31, 2022. As of March 2, 2021, we had issued an aggregate of 1,911,108 additional warrants to holders of Series A preferred stock.

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

We have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related our warrants. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Due to the SEC Staff Statement and the resulting restatement of our financials, we are required to disclose a material weakness in our internal control over financial reporting related to our warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Series A preferred stock, additional paid-in capital, accumulated deficit, and related financial disclosures for the Affected Periods.

Following the issuance of the SEC Staff Statement after consultation with management and our independent registered public accounting firm, on May 11, 2021, the Audit Committee of our Board of Directors concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Company’s warrants, refer to “Note 2 - Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock and public warrants are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Item 3. Legal Proceedings.

See “Note 18 – Commitments & Contingencies” in the Notes to the Consolidated Financial Statements for further information.

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

Restatement

This Item 7 has been amended and restated to give effect to the Restatement of our audited financial statements as of and for the years ended December 31, 2020 and 2019. The Company has restated its historical financial results for such periods to reclassify its warrants as derivative liabilities pursuant to ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, rather than as components of equity as the Company previously treated the warrants. The impact of the Restatement is reflected in the discussion and analysis of our financial condition and results of operations below. Other than as disclosed in the Explanatory Note and with respect to the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Form 10-K. The impact of the Restatement is more fully described in “Item 8. Financial Statements and Supplementary Data - Note 2 - Restatement of Previously Issued Financial Statements” of this Amendment. For additional detail regarding the Restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

In response to the challenging business and operating environment created by the COVID-19 pandemic, we have taken proactive measures to safeguard the physical health of our employees and the financial health of our business. Employees capable of working from home were mandated to do so until conditions improve making it safe for their return on a voluntary basis. Additionally, all individuals entering into a Company facility or work location undergo a screening process. Beginning in February 2020, we took swift action to reduce costs, rationalizing the size of the organization to match activity through reductions-in-force, furloughing employees, reducing compensation levels across the board, and closing facilities. We also worked with customers to accelerate the collections of accounts receivables in certain cases and worked with suppliers to reduce our cost of goods and ensure the availability of supply. During the second quarter of 2020, we completed an offering of redeemable convertible preferred equity concurrent with the amendment of certain terms of our debt instruments in order to provide us with greater liquidity and financial flexibility (See “Note 11 - Debt” and “Note 12 – Mezzanine Equity” in the Notes to the Consolidated Financial Statements). In addition, we have also taken advantage of relief offered by the CARES Act with the deferral of the employer portion of social security taxes, the carryback of our 2018 NOLs to prior year taxable income and during the second half of 2020, the receipt of a $10.0 million PPP Loan and $22.0 million USDA Loan. In January 2021, we received the remaining $3.0 million proceeds from the USDA Loan. We have also sold shares of Class A common stock pursuant to our ATM Agreement (as defined below) in order to provide us with additional liquidity.

Results of Operations

Year 2020 Compared to Year 2019

(in thousands, except percentages)

	Years Ended December 31,
	2020 (As Restated)	% (1)	2019 (As Restated)	% (1)	Variance	%
Revenues	$244,007	100.0%	$514,757	100.0%	$(270,750)	(52.6)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	187,803	77.0%	383,957	74.6%	(196,154)	(51.1)%
Depreciation and amortization	80,353	32.9%	154,149	29.9%	(73,796)	(47.9)%
Selling, general and administrative expenses (3)	43,632	17.9%	31,856	6.2%	11,776	37.0%
Impairment of long-lived assets	147,543	60.5%	-	0.0%	147,543	* (2)
Loss on disposal of assets	7,112	2.9%	20,065	3.9%	(12,953)	(64.6)%
Loss from operations	(222,436)	(91.2)%	(75,270)	(14.6)%	(147,166)	* (2)
Interest expense, net	(25,226)	(10.3)%	(30,109)	(5.8)%	4,883	(16.2)%
Change in fair value of warrant liabilities	6,342	2.6%	12,113	2.4%	(5,771)	* (2)
Loss on extinguishment of debt	-	0.0%	(12,558)	(2.4)%	12,558	* (2)
Other income	108	0.0%	1,768	0.3%	(1,660)	* (2)
Income tax benefit	(824)	(0.3)%	(77)	(0.0)%	(747)	* (2)
Net loss	$(240,388)	(98.5)%	$(103,979)	(20.2)%	$(136,409)	* (2)

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

Impairment of long-lived assets. As a result of impairment tests that we performed in the first quarter of 2020, we determined that the carrying value of long-lived assets exceeded their fair value. Therefore, we recorded an impairment charge in the first quarter of 2020 to reduce the carrying value of property and equipment and finite-lived intangible assets to fair value (See “Note 6 – Goodwill and Intangible Assets” and “Note 7 – Property and Equipment, Net” in the Notes to the Consolidated Financial Statements).

Loss on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. The decrease in the loss on disposal of assets was primarily attributable to the significant decrease in loss on disposal related to fluid ends, due to a change in accounting estimate related to their useful life (See Property and Equipment in “Note 3 – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements). Beginning in the second quarter of 2020, fluid ends are expensed as they are used in operations, due to their shortened useful life estimate.

Interest expense, net. The decrease was primarily attributable to lower average debt balance and lower effective interest rates compared to the prior period.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures and should not be considered as a substitute for net income (loss), operating income (loss) or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Our management believes EBITDA and Adjusted EBITDA are useful because they allow external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are important supplemental measures of our performance that are frequently used by others in evaluating companies in our industry. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA and Adjusted EBITDA we present may not be comparable to similarly titled measures of other companies. We define EBITDA as earnings before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA excluding the following: loss on disposal of assets; share-based compensation; impairments; change in fair value of warrant liabilities and other items that management believes to be nonrecurring in nature.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from net loss, our most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)
Net loss	$(240,388)	$(103,979)
Interest expense, net	25,226	30,109
Income tax benefit	(824)	(77)
Depreciation and amortization	80,353	154,149
EBITDA	(135,633)	80,202
Loss on disposal of assets (a)	7,112	20,065
Share based compensation (b)	10,056	7,755
Impairment loss (c)	147,543	-
Fleet start-up, relocation, and reactivation costs (d)	3,033	9,085
Restructuring and transaction related costs (e)	-	1,738
Severance, business restructuring, market-driven costs (f)	5,377	-
Fleet fire (g)	-	(1,294)
Change in fair value of warrant liabilities (h)	(6,342)	(12,113)
Loss on extinguishment of debt (i)	-	12,558
Adjusted EBITDA	$31,146	$117,996

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

(h) Represents non-cash change in fair value of warrant liabilities.

(i) Represents non-recurring costs related to debt extinguishment.

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

For more information regarding the issuance of the Series B preferred stock, entry into PPP Loan and USDA Loan, and amendments to our senior secured term loan and revolving credit facility, refer to “Note 11 – Debt” and “Note 12 – Mezzanine Equity” in the Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity, and capital resources. The most significant of these off-balance sheet arrangements include sand purchase commitments disclosed in “Note 18 – Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

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

Warrant Liabilities

We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815-15, Derivatives and Hedging—Embedded Derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity is evaluated pursuant to ASC 815-40.

The Company issued public and private placement warrants in connection with its IPO in November 2018. Additionally, the Company issued Series A warrants to certain institutional investors in connection with its private placement of Series A Preferred Stock on May 24, 2019. All of our outstanding warrants are recognized as liabilities. Accordingly, we recognize the warrant instruments as liabilities at fair value upon issuance and adjust the instruments to fair value at the end of each reporting period. Any change in fair value is recognized in our consolidated statement of operations. The public warrants are valued using their quoted market price since they are publicly traded and thus had an observable market price. The private placement warrants are valued using a Monte Carlo simulation model. The Series A warrants are valued using the Black-Scholes option pricing model.

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

Recent Accounting Pronouncements

See Note 4 – Accounting Standards to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding recently issued accounting standards.

Related Party Transactions

See Note 19 – Related Party Transactions to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding related party transactions.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

U.S. Well Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Well Services, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Correction of a Misstatement

As discussed in Note 2 to the consolidated financial statements, the 2020 and 2019 financial statements have been restated to correct a misstatement.

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

Houston, Texas

March 11, 2021, except for the effects

of the restatement disclosed in Note 2,

which is as of May 17, 2021

U.S. WELL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As Restated
	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,693	$33,794
Restricted cash	1,569	7,610
Accounts receivable (net of allowance for doubtful accounts of $12,000 and $22 in 2020 and 2019, respectively)	44,393	79,542
Inventory, net	7,965	9,052
Prepaids and other current assets	10,707	13,332
Total current assets	68,327	143,330
Property and equipment, net	235,332	441,610
Intangible assets, net	13,466	21,826
Goodwill	4,971	4,971
Deferred financing costs, net	1,127	1,045
TOTAL ASSETS	$323,223	$612,782
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$36,362	$70,170
Accrued expenses and other current liabilities	14,781	40,481
Notes payable	998	8,068
Current portion of long-term equipment financing	3,519	5,564
Current portion of long-term capital lease obligation	54	10,474
Current portion of long-term debt	10,000	6,250
Total current liabilities	65,714	141,007
Warrant liabilities	1,619	8,147
Long-term equipment financing	9,347	10,501
Long-term debt	274,555	274,391
Other long-term liabilities	3,539	215
TOTAL LIABILITIES	354,774	434,261
Commitments and contingencies (NOTE 18)
MEZZANINE EQUITY
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 50,000 shares and 55,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $60,418 and $59,050 as of December 31, 2020 and 2019, respectively	50,975	35,591
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares and 0 shares authorized, issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $24,100 and $0 as of December 31, 2020 and 2019, respectively	22,686	-
STOCKHOLDERS' EQUITY (DEFICIT)
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 72,515,342 shares and 62,857,624 shares issued and outstanding as of December 31, 2020 and 2019, respectively	7	5
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,302,936 shares and 5,500,692 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	1
Additional paid in capital	217,212	225,382
Accumulated deficit	(322,431)	(93,091)
Total stockholders' equity (deficit) attributable to U.S. Well Services, Inc.	(105,212)	132,297
Noncontrolling interest	-	10,633
Total Stockholders' Equity (Deficit)	(105,212)	142,930
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$323,223	$612,782

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	As Restated
	Years Ended December 31,
	2020	2019
Revenue	$244,007	$514,757
Costs and expenses:
Cost of services (excluding depreciation and amortization)	187,803	383,957
Depreciation and amortization	80,353	154,149
Selling, general and administrative expenses	43,632	31,856
Impairment of long-lived assets	147,543	-
Loss on disposal of assets	7,112	20,065
Loss from operations	(222,436)	(75,270)
Interest expense, net	(25,226)	(30,109)
Change in fair value of warrant liabilities	6,342	12,113
Loss on extinguishment of debt	-	(12,558)
Other income	108	1,768
Loss before income taxes	(241,212)	(104,056)
Income tax benefit	(824)	(77)
Net loss	(240,388)	(103,979)
Net loss attributable to noncontrolling interest	(11,048)	(22,169)
Net loss attributable to U.S. Well Services, Inc.	(229,340)	(81,810)
Dividends accrued on Series A preferred stock	(7,214)	(4,050)
Dividends accrued on Series B preferred stock	(2,049)	-
Deemed and imputed dividends on Series A preferred stock	(13,022)	(11,796)
Deemed dividends on Series B preferred stock	(564)	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(252,189)	$(97,656)

Loss per common share (See Note 14):
Basic and diluted	$(3.81)	$(1.89)
Weighted average common shares outstanding:
Basic and diluted	64,791	50,244

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	As Restated
	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,388)	$(103,979)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	80,353	154,149
Change in fair value of warrant liabilities	(6,342)	(12,113)
Impairment of long-lived assets	147,543	-
Provision for losses on accounts receivable	12,031	434
Provision for losses on inventory obsolescence	620	359
Loss on disposal of assets	7,112	20,065
Amortization of discount on debt	3,609	1,581
Deferred financing costs amortization	1,287	1,410
Loss on extinguishment of debt	-	12,558
Share-based compensation expense	10,056	7,755
Changes in assets and liabilities:
Accounts receivable	23,118	(21,950)
Inventory	468	2
Prepaids and other current assets	6,288	3,226
Accounts payable	(23,999)	(12,316)
Accrued liabilities	(6,208)	5,463
Accrued interest	(6,932)	18,200
Net cash provided by operating activities	8,616	74,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55,943)	(209,101)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	20,944	807
Net cash used in investing activities	(34,999)	(208,294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	68,957	49,960
Repayments of revolving credit facility	(85,497)	(65,844)
Proceeds from issuance of long-term debt	31,996	285,000
Repayments of long-term debt	(3,750)	(75,000)
Payment of fees related to debt extinguishment	-	(6,560)
Proceeds from issuance of note payable	1,121	9,928
Repayments of note payable	(7,507)	(6,421)
Repayments of amounts under equipment financing	(3,199)	(70,619)
Principal payments under finance lease obligation	(10,474)	(16,699)
Proceeds from issuance of preferred stock and warrants, net	19,596	54,524
Proceeds from issuance of common stock, net	400	-
Deferred financing costs	(21,402)	(13,451)
Net cash (used in) provided by financing activities	(9,759)	144,818
Net (decrease) increase in cash and cash equivalents and restricted cash	(36,142)	11,368
Cash and cash equivalents and restricted cash, beginning of period	41,404	30,036
Cash and cash equivalents and restricted cash, end of period	$5,262	$41,404

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	As Restated
	Years Ended December 31,
	2020	2019
Supplemental cash flow disclosure:
Interest paid	$26,287	$8,838
Income tax paid	144	116
Non-cash investing and financing activities:
Issuance of Class A common stock to senior secured term loan lenders	1,438	-
Issuance of Series B preferred stock to senior secured term loan lenders	1,050	-
Beneficial conversion feature of Series A preferred stock	-	22,104
Conversion of Series A preferred stock to Class A common stock	4,852	-
Deemed and imputed dividends on Series A preferred stock	13,022	11,796
Accrued Series A preferred stock dividends	7,214	4,050
Accrued Series B preferred stock dividends	2,049	-
Changes in accrued and unpaid capital expenditures	9,818	6,874
Assets under capital lease obligations	229	10,513
Financed equipment purchases	-	66,342

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2018 (As Restated)	49,254,760	$5	13,937,332	$1	$169,811	$(11,376)	$52,798	$211,239
Adoption of ASC 606 as of January 1, 2019 (Note 3)	-	-	-	-	-	95	27	122
Exercise of warrants	2,925,712	-	-	-	21,535	-	-	21,535
Conversion of Class B common stock to Class A common stock	8,436,640	-	(8,436,640)	-	-	-	-	-
Change in noncontrolling interest	-	-	-	-	21,515	-	(21,515)	-
Restricted stock granted to employees	2,218,183	-	-	-	-	-	-	-
Class A Common stock granted to board members	46,875	-	-	-	331	-	87	418
Share-based compensation	-	-	-	-	5,932	-	1,405	7,337
Restricted stock forfeitures	(24,546)	-	-	-	-	-	-	-
Beneficial conversion feature of Series A preferred stock	-	-	-	-	22,104	-	-	22,104
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(11,796)	-	-	(11,796)
Accrued Series A preferred stock dividends	-	-	-	-	(4,050)	-	-	(4,050)
Net loss	-	-	-	-	-	(81,810)	(22,169)	(103,979)
Balance, December 31, 2019 (As Restated)	62,857,624	$5	5,500,692	$1	$225,382	$(93,091)	$10,633	$142,930
Class A common stock issuance	6,321,880	1	-	-	1,816	-	-	1,817
Reclassification of warrant liability upon forfeiture	-	-	-	-	203	-	-	203
Conversion of Class B common stock to Class A common stock	3,197,756	1	(3,197,756)	(1)	-	-	-	-
Conversion of Series A preferred stock to Class A common stock	876,448	-	-	-	4,852	-	-	4,852
Share-based compensation	-	-	-	-	7,314	-	415	7,729
Tax withholding related to vesting of share-based compensation	(154,253)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(584,113)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(13,022)	-	-	(13,022)
Accrued Series A preferred stock dividends	-	-	-	-	(7,214)	-	-	(7,214)
Accrued Series B preferred stock dividends	-	-	-	-	(2,049)	-	-	(2,049)
Net loss	-	-	-	-	-	(229,340)	(11,048)	(240,388)
Balance, December 31, 2020 (As Restated)	72,515,342	$7	2,302,936	$-	$217,212	$(322,431)	$-	$(105,212)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company,” “we,” “us” or “our”), f/k/a Matlin & Partners Acquisition Corp (“MPAC”), is a Houston, Texas-based technology-focused oilfield service company focused on hydraulic fracturing for oil and natural gas exploration and production (“E&P”) companies in the United States. The process of hydraulic fracturing involves pumping a pressurized stream of fracturing fluid—typically a mixture of water, chemicals, and proppant—into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent or proppant becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (As Restated)

On April 12, 2021, the Staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities of the entity measured at fair value, with changes in fair value each reporting period in earnings as opposed to being treated as equity.

As a result of the SEC Staff Statement and in light of evolving views as to certain provisions commonly included in warrants issued by SPACs, we re-evaluated the accounting for our warrants (as described in “Note 9 – Warrant Liabilities” and “Note 12 – Mezzanine Equity”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. The Company historically accounted for the warrants as equity based on its initial evaluations of the accounting treatment for the warrants and believed its positions to be appropriate at those times. As a result of the SEC Staff Statement, the Company has determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s consolidated statements of operations each reporting period. Accordingly, the Company has restated the previously issued consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018, and for the interim periods within the years ended December 31, 2020 and 2019 (collectively, the “Affected Periods”).

Impact of the Restatement

The impact of the restatement on the consolidated balance sheets and statements of operations for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	CONSOLIDATED BALANCE SHEETS
	As Previously Reported	Adjustments	As Restated
As of December 31, 2020
Warrant liabilities	$-	$1,619	$1,619
Total liabilities	353,155	1,619	354,774
Series A Redeemable Convertible Preferred Stock	52,776	(1,801)	50,975
Additional paid in capital	241,465	(24,253)	217,212
Accumulated deficit	(346,866)	24,435	(322,431)
Total stockholders' equity (deficit)	(105,394)	182	(105,212)

As of December 31, 2019
Warrant liabilities	$-	$8,147	$8,147
Total liabilities	426,114	8,147	434,261
Series A Redeemable Convertible Preferred Stock	38,928	(3,337)	35,591
Additional paid in capital	248,302	(22,920)	225,382
Accumulated deficit	(111,201)	18,110	(93,091)
Total stockholders' equity attributable to U.S. Well Services, Inc.	137,107	(4,810)	132,297
Total stockholders' equity	147,740	(4,810)	142,930

As of December 31, 2018
Warrant liabilities	$-	$29,110	$29,110
Total liabilities	239,881	29,110	268,991
Additional paid in capital	204,928	(35,117)	169,811
Accumulated deficit	(17,383)	6,007	(11,376)
Total stockholders' equity attributable to U.S. Well Services, Inc.	187,551	(29,110)	158,441
Total stockholders' equity	240,349	(29,110)	211,239

	CONSOLIDATED STATEMENTS OF OPERATIONS
	As Previously Reported	Adjustments	As Restated
For the year ended December 31, 2020
Interest expense, net	$(25,209)	$(17)	$(25,226)
Change in fair value of warrant liabilities	-	6,342	6,342
Loss before income taxes	(247,537)	6,325	(241,212)
Net loss	(246,713)	6,325	(240,388)
Net loss attributable to U.S. Well Services, Inc.	(235,665)	6,325	(229,340)
Deemed and imputed dividends on Series A preferred stock	(11,666)	(1,356)	(13,022)
Net loss attributable to U.S. Well Services, Inc. common stockholders	(257,158)	4,969	(252,189)
Loss per common share - Basic and diluted	$(3.88)	$0.07	$(3.81)

For the year ended December 31, 2019
Interest expense, net	$(30,099)	$(10)	$(30,109)
Change in fair value of warrant liabilities	-	12,113	12,113
Loss before income taxes	(116,159)	12,103	(104,056)
Net loss	(116,082)	12,103	(103,979)
Net loss attributable to U.S. Well Services, Inc.	(93,913)	12,103	(81,810)
Deemed and imputed dividends on Series A preferred stock	(11,206)	(590)	(11,796)
Net loss attributable to U.S. Well Services, Inc. common stockholders	(109,169)	11,513	(97,656)
Loss per common share - Basic and diluted	$(2.11)	$0.22	$(1.89)

For the year ended December 31, 2018
Change in fair value of warrant liabilities	$-	$6,007	$6,007
Loss before income taxes	(70,462)	6,007	(64,455)
Net loss	(70,814)	6,007	(64,807)
Net loss attributable to U.S. Well Services, Inc.	(65,896)	6,007	(59,889)
Loss per common share - Basic and diluted	$(1.33)	$0.12	$(1.21)

	CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As Previously Reported	Adjustments	As Restated
As of September 30, 2020
Warrant liabilities	$-	$1,187	$1,187
Total liabilities	322,100	1,187	323,287
Series A Redeemable Convertible Preferred Stock	50,907	(183)	50,724
Additional paid in capital	240,547	(26,073)	214,474
Accumulated deficit	(317,642)	25,069	(292,573)
Total stockholders' equity (deficit)	(77,088)	(1,004)	(78,092)

As of June 30, 2020
Warrant liabilities	$-	$2,966	$2,966
Total liabilities	328,069	2,966	331,035
Series A Redeemable Convertible Preferred Stock	53,277	(1,976)	51,301
Additional paid in capital	237,872	(24,281)	213,591
Accumulated deficit	(301,705)	23,291	(278,414)
Total stockholders' equity (deficit)	(63,826)	(990)	(64,816)

As of March 31, 2020
Warrant liabilities	$-	$1,599	$1,599
Total liabilities	410,090	1,599	411,689
Series A Redeemable Convertible Preferred Stock	46,928	(2,615)	44,313
Additional paid in capital	242,143	(23,643)	218,500
Accumulated deficit	(283,568)	24,659	(258,909)
Total stockholders' equity (deficit)	(41,419)	1,016	(40,403)

As of September 30, 2019
Warrant liabilities	$-	$16,391	$16,391
Total liabilities	431,877	16,391	448,268
Series A Redeemable Convertible Preferred Stock	31,968	(3,735)	28,233
Additional paid in capital	232,080	(22,522)	209,558
Accumulated deficit	(78,008)	9,866	(68,142)
Total stockholders' equity attributable to U.S. Well Services, Inc.	154,078	(12,656)	141,422
Total stockholders' equity	192,155	(12,656)	179,499

As of June 30, 2019
Warrant liabilities	$-	$33,978	$33,978
Total liabilities	458,611	33,978	492,589
Series A Redeemable Convertible Preferred Stock	25,892	(3,905)	21,987
Additional paid in capital	236,398	(22,352)	214,046
Accumulated deficit	(61,039)	(7,721)	(68,760)
Total stockholders' equity attributable to U.S. Well Services, Inc.	175,365	(30,073)	145,292
Total stockholders' equity	217,279	(30,073)	187,206

As of March 31, 2019
Warrant liabilities	$-	$38,049	$38,049
Total liabilities	394,659	38,049	432,708
Additional paid in capital	206,008	(25,339)	180,669
Accumulated deficit	(39,560)	(12,710)	(52,270)
Total stockholders' equity attributable to U.S. Well Services, Inc.	166,454	(38,049)	128,405
Total stockholders' equity	213,355	(38,049)	175,306

		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
		Three Months Ended
		September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019	June 30, 2019	March 31, 2019
Interest expense, net	As Previously Reported	$(5,744)	$(5,661)	$(7,952)	$(8,449)	$(7,820)	$(5,115)
	Adjustments	(4)	(4)	(4)	(4)	(2)	-
	As Restated	(5,748)	(5,665)	(7,956)	(8,453)	(7,822)	(5,115)

Change in fair value of warrant liabilities	As Previously Reported	$-	$-	$-	$-	$-	$-
	Adjustments	1,783	(1,364)	6,553	17,591	4,991	(18,717)
	As Restated	1,783	(1,364)	6,553	17,591	4,991	(18,717)

Loss before income taxes	As Previously Reported	$(16,075)	$(18,221)	$(183,917)	$(21,210)	$(26,605)	$(28,365)
	Adjustments	1,779	(1,368)	6,549	17,587	4,989	(18,717)
	As Restated	(14,296)	(19,589)	(177,368)	(3,623)	(21,616)	(47,082)

Net loss	As Previously Reported	$(15,988)	$(18,234)	$(183,167)	$(21,249)	$(26,911)	$(28,489)
	Adjustments	1,779	(1,368)	6,549	17,587	4,989	(18,717)
	As Restated	(14,209)	(19,602)	(176,618)	(3,662)	(21,922)	(47,206)

Net income (loss) attributable to U.S. Well Services, Inc.	As Previously Reported	$(15,937)	$(18,137)	$(172,367)	$(16,969)	$(21,479)	$(22,272)
	Adjustments	1,779	(1,368)	6,549	17,587	4,989	(18,717)
	As Restated	(14,158)	(19,505)	(165,818)	618	(16,490)	(40,989)

Deemed and imputed dividends on Series A preferred stock	As Previously Reported	$(467)	$(4,504)	$(6,249)	$(4,406)	$(1,560)	$-
	Adjustments	3	(638)	(723)	(170)	(22)	-
	As Restated	(464)	(5,142)	(6,972)	(4,576)	(1,582)	-

Net loss attributable to U.S. Well Services, Inc. common stockholders	As Previously Reported	$(18,939)	$(25,152)	$(180,367)	$(23,045)	$(23,699)	$(22,272)
	Adjustments	1,782	(2,006)	5,826	17,417	4,967	(18,717)
	As Restated	(17,157)	(27,158)	(174,541)	(5,628)	(18,732)	(40,989)

Loss per common share - Basic and diluted	As Previously Reported	$(0.28)	$(0.38)	$(3.00)	$(0.45)	$(0.46)	$(0.45)
	Adjustments	0.03	(0.03)	0.10	0.34	0.09	(0.39)
	As Restated	(0.25)	(0.41)	(2.90)	(0.11)	(0.37)	(0.84)

		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
		Nine Months Ended September 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest expense, net	As Previously Reported	$(19,357)	$(21,384)	$(13,613)	$(12,935)
	Adjustments	(12)	(6)	(8)	(2)
	As Restated	(19,369)	(21,390)	(13,621)	(12,937)

Change in fair value of warrant liabilities	As Previously Reported	$-	$-	$-	$-
	Adjustments	6,972	3,865	5,189	(13,726)
	As Restated	6,972	3,865	5,189	(13,726)

Loss before income taxes	As Previously Reported	$(218,213)	$(76,180)	$(202,138)	$(54,970)
	Adjustments	6,960	3,859	5,181	(13,728)
	As Restated	(211,253)	(72,321)	(196,957)	(68,698)

Net loss	As Previously Reported	$(217,389)	$(76,649)	$(201,401)	$(55,400)
	Adjustments	6,960	3,859	5,181	(13,728)
	As Restated	(210,429)	(72,790)	(196,220)	(69,128)

Net loss attributable to U.S. Well Services, Inc.	As Previously Reported	$(206,441)	$(60,720)	$(190,504)	$(43,751)
	Adjustments	6,960	3,859	5,181	(13,728)
	As Restated	(199,481)	(56,861)	(185,323)	(57,479)

Deemed and imputed dividends on Series A preferred stock	As Previously Reported	$(11,220)	$(5,966)	$(10,753)	$(1,560)
	Adjustments	(1,358)	(192)	(1,361)	(22)
	As Restated	(12,578)	(6,158)	(12,114)	(1,582)

Net loss attributable to U.S. Well Services, Inc. common stockholders	As Previously Reported	$(224,458)	$(69,016)	$(205,519)	$(45,971)
	Adjustments	5,602	3,667	3,820	(13,750)
	As Restated	(218,856)	(65,349)	(201,699)	(59,721)

Loss per common share - Basic and diluted	As Previously Reported	$(3.46)	$(1.36)	$(3.25)	$(0.92)
	Adjustments	0.09	0.07	0.06	(0.27)
	As Restated	(3.37)	(1.29)	(3.19)	(1.19)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (As Restated)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, useful lives for depreciation and amortization of property and equipment and intangibles, impairment assessments of goodwill and long-lived assets, Level 2 inputs used in fair value estimation of warrant liabilities, term loans and certain liability-classified share-based compensation, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of warrant liabilities, share-based compensation and certain equity instruments. Actual results could differ from those estimates.

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

In the first quarter of 2020, our review of impairment of long-lived assets (refer to “Note 6 – Goodwill and Intangible Assets”) necessitated a review of the useful lives of our property and equipment. Current trends in hydraulic fracturing equipment operating conditions, such as increasing treating pressures and higher pumping rates, along with the increase in daily pumping time are shortening the useful life of certain critical components we use. We determined that the average useful life of fluid ends and fuel injectors is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead expensed as they are used in operations. This change in accounting estimate was made effective in March 2020 and accounted for prospectively.

Long-lived Assets

Long-lived assets, such as property and equipment and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When making this assessment, the following factors are considered: current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. We determine recoverability by evaluating whether the undiscounted estimated future net cash flows of the asset or asset group are less than its carrying value. When impairment is indicated, we proceed to Step 2 of the impairment test and measure the impairment as the amount by which the assets carrying value exceeds its fair value. Management considers several factors such as estimated future cash flows, appraisals, and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value. Impairment loss on long-lived assets of $147,543 was recorded during the first quarter of 2020 (refer to “Note 6 – Goodwill and Intangible Assets”).

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

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815-15, Derivatives and Hedging—Embedded Derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity is evaluated pursuant to ASC 815-40.

The Company issued public warrants and private placement warrants (collectively, the “public and private placement warrants”) in connection with its initial public offering (the “IPO”) in November 2018. Additionally, the Company issued warrants to certain institutional investors in connection with its private placement of Series A Preferred Stock on May 24, 2019 (“Series A warrants,” and together with the public and private placement warrants, the “warrants”). All of our outstanding warrants are recognized as liabilities. Accordingly, we recognize the warrant instruments as liabilities at fair value upon issuance and adjust the instruments to fair value at the end of each reporting period. Any change in fair value is recognized in our consolidated statement of operations. The public warrants are valued using their quoted market price since they are publicly traded and thus had an observable market price. The private placement warrants are valued using a Monte Carlo simulation model. The Series A warrants are valued using the Black-Scholes option pricing model.

Fair Value of Financial Instruments

Fair value is defined under ASC 820, Fair Value Measurement, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are defined as follows:

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

See “Note 9 – Warrant Liabilities” for fair value measurements associated with the Company’s warrants.

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

NOTE 4 – ACCOUNTING STANDARDS (As Restated)

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The new guidance will be effective for small reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

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

As a result of the impairment test on long-lived assets described in “Note 6 – Goodwill and Intangible Assets,” the Company recorded in the first quarter of 2020 an impairment charge of $140.3  million to reduce the carrying value of property and equipment from $414.1  million to $273.8  million, representing its fair value on the date of impairment.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
Accrued payroll and benefits	$7,208	$9,356
Accrued taxes	5,380	9,817
Accrued interest	317	18,190
Other current liabilities	1,876	3,118
Accrued expenses and other current liabilities	$14,781	$40,481

NOTE 9 – WARRANT LIABILITES (As Restated)

Warrants

Pursuant to the Company’s IPO, 32,500,000 warrants (the “public warrants”) were issued and 15,500,000 warrants (the “private placement warrants”) were sold simultaneously to Matlin & Partners Acquisition Sponsor, LLC (the “Sponsor”) and Cantor Fitzgerald (the “Underwriter”). Each warrant entitles its holder to purchase one half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 for full share equivalent), to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the transaction and expire five years after that date or earlier upon redemption or liquidation. Once the warrants became exercisable, the Company may redeem the outstanding warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by the Sponsor, the Underwriter or their permitted transferees.

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

See “Note 12 – Mezzanine Equity” for the discussion of the Series A warrants issued pursuant to the Series A preferred stock purchase agreement.

During the year ended December 31, 2020, certain warrant holders elected to forfeit 6,327,218 warrants for $0 consideration. As of December 31, 2020, there remained 9,994,635 public warrants and 9,172,782 private placement warrants outstanding, the total of both are exercisable for 9,583,709 shares of Class A common stock. In addition, as of December 31, 2020, 4,844,441 Series A warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 4,844,441 shares of Class A common stock.

Fair Value Measurement

The Company’s warrants are accounted for as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s consolidated statement of operations each reporting period.

The following tables present the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total
As of December 31, 2020
Public warrants	$254	$-	$-	$254
Private placement warrants	-	248	-	248
Series A warrants	-	1,117	-	1,117
	$254	$1,365	$-	$1,619

As of December 31, 2019
Public warrants	$1,299	$-	$-	$1,299
Private placement warrants	-	2,108	-	2,108
Series A warrants	-	4,740	-	4,740
	$1,299	$6,848	$-	$8,147

Public warrants. The fair value of the public warrants are classified as Level 1 in the fair value hierarchy and valued using quoted market prices, as they are traded in active markets.

Private placement warrants. The fair value of the private placement warrants are classified as a Level 2 in the fair value hierarchy and determined using a Monte Carlo simulation model. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s publicly traded warrants and from historical volatility of select peer company common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. At issuance, in connection with the IPO, the valuation for the private placement warrants used the following assumptions: exercise price of $5.75 per half share ($11.50 for full share equivalent), stock price of $9.91, expected remaining life of 5 years, volatility of 16.7%, risk-free interest rate of 3.0% and dividend rate of 0%.

As of December 31, 2020, the valuation for the private placement warrants used the following assumptions: stock price of $0.41, expected remaining life of 2.86 years, volatility of 115.8%, risk-free interest rate of 0.2% and dividend rate of 0%. As of December 31, 2019, the valuation for the private placement warrants used the following assumptions: stock price of $1.89, expected remaining life of 3.86 years, volatility of 70.9%, risk-free interest rate of 1.6% and dividend rate of 0%.

Series A warrants. The fair value of the Series A warrants are classified as a Level 2 in the fair value hierarchy and is determined using the Black-Scholes valuation method. On the May 24, 2019, the Company estimated the fair value of the Series A warrants at $12,786 using the Black-Scholes option pricing model using the following primary assumptions: exercise price of $7.66, contractual term of 6.5 years, volatility rate of 53.0%, risk-free interest rate of 2.2% and expected dividend rate of 0%.

As of December 31, 2020, the valuation for the Series A warrants used the following assumptions: stock price of $0.41, expected remaining term of 4.9 years, volatility of 115.8%, risk-free interest rate of 0.4% and expected dividend rate of 0%. As of December 31, 2019, the valuation for the Series A warrants used the following assumptions: stock price of $1.89, expected remaining term of 5.9 years, volatility of 70.9%, risk-free interest rate of 1.8% and expected dividend rate of 0%.

The following table summarizes the activities, including changes in fair values of the Company’s warrant liabilities for the years ended December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Balance at beginning of period	$8,147	$29,110
Issuance of Series A warrants, net	-	12,675
Exercise of warrants	-	(21,535)
Reclassification of warrant liability upon forfeiture	(203)	-
Change in fair value of warrant liabilities	(6,342)	(12,113)
Amortization of warrant issuance costs	17	10
Balance at end of period	$1,619	$8,147

NOTE 10 – NOTES PAYABLE

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

NOTE 11 – DEBT

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

In exchange for entering into the Second Term Loan Amendment, the lenders under the Senior Secured Term Loan received an extension fee comprised of a $20,000 cash payment, 1,050 shares of Series B preferred stock valued at $1,050 based on the stated liquidation preference of $1,000 per share, and 5,529,622 shares of Class A common stock valued at $1,438 based on the closing price of the Class A common stock at the date of issuance. The Series B preferred stock issued to the lenders under the Senior Secured Term Loan had the same terms as the Series B preferred stock issued to certain institutional investors as described in “Note 12 – Mezzanine Equity”.

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

NOTE 12 – MEZZANINE EQUITY (As Restated)

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the year ended December 31, 2020:

	Shares	Amount (As Restated)
Series A preferred stock as of December 31, 2019	55,000	$35,591
Deemed and imputed dividends on Series A preferred stock	-	13,022
Accrued Series A preferred stock dividends	-	7,214
Conversion of Series A preferred stock to Class A common stock	(5,000)	(4,852)
Series A preferred stock as of December 31, 2020	50,000	$50,975

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

On the Closing Date, the Company estimated the fair value of the warrants at $12,786 using the Black-Scholes option pricing model using the following primary assumptions: contractual term of 6.5 years, volatility rate of 53.0%, risk-free interest rate of 2.2% and expected dividend rate of 0%. The fair value of $12,786 was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series A preferred stock, the effective conversion price was approximately $5.40 per share creating a beneficial conversion feature of $22,104 which further reduced the carrying value of the Series A preferred stock. Since the holders’ conversion option of the Series A preferred stock could only be exercisable after the first anniversary of the Closing Date, the discount resulting from the beneficial conversion feature was accreted over one year as deemed preferred dividends using the effective yield method, resulting in a corresponding increase in the carrying value of the Series A preferred stock over the same time period.

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

The Series A preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control. The Company accounted for the warrants as a liability measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s consolidated statement of operations each reporting period.

During the year ended December 31, 2020, one of the Purchasers converted 5,000 shares of Series A preferred stock and accrued dividends into 876,448 shares of Class A common stock pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series A preferred stock. Accordingly, the Company recorded a reduction of $4,852 in the carrying value of the Series A preferred stock.

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

NOTE 13 – STOCKHOLDERS’ EQUITY (As Restated)

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company adopted and filed with the Secretary of State of the State of Delaware each of the Certificate of Designations for the Series A preferred stock and the Series B preferred stock as amendments to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) each on May 24, 2019 and March 31, 2020, to authorize and establish the rights, preferences and privileges of the Series A preferred stock and Series B preferred stock, respectively. See “Note 12 – Mezzanine Equity” for the discussion of preferred stock issued and outstanding.

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

Long-Term Incentive Plan

Pursuant to the U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “LTIP”), there were an aggregate 8,160,500 shares of Class A common stock initially made available for issuance under the LTIP. On November 5, 2020, pursuant to the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “A&R LTIP”), the Company made grants of deferred stock units and performance incentive awards to certain key employees of the Company. The A&R LTIP, which was approved by the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors on September 1, 2020, is expected to be included in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders for approval by the Company’s stockholders. Shares issued under the LTIP and A&R LTIP are further discussed in “Note 15 - Share-Based Compensation”. There were no shares available for issuance under the LTIP as of December 31, 2020.

NOTE 14 – EARNINGS (LOSS) PER SHARE (As Restated)

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding for the period:

	Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)
Basic Net Income (Loss) Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(229,340)	$(81,810)
Net loss attributable to cancellable Class A shares	5,560	2,540
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(223,780)	(79,270)
Dividends accrued on Series A preferred stock	(7,214)	(4,050)
Dividends accrued on Series B preferred stock	(2,049)	-
Deemed and imputed dividends on Series A preferred stock	(13,022)	(11,796)
Deemed dividends on Series B preferred stock	(564)	-
Basic net loss attributable to U.S. Well Services, Inc. common shareholders	$(246,629)	$(95,116)

Denominator:
Weighted average shares outstanding	66,400,924	51,853,183
Cancellable Class A common stock	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	64,791,247	50,243,506
Basic and diluted net income (loss) per share attributable to Class A shareholders	$(3.81)	$(1.89)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Years Ended December 31,
	2020	2019
Diluted earnings per share:
Anti-dilutive stock options	877,266	1,068,162
Anti-dilutive warrants	14,428,150	15,680,651
Anti-dilutive restricted stock	1,449,287	2,723,637
Anti-dilutive deferred stock units	8,911,858	-
Anti-dilutive Pool B awards	10,142,494	-
Anti-dilutive Class B common stock convertible into Class A common stock	2,302,936	5,500,692
Anti-dilutive Series A preferred stock convertible into Class A common stock	9,058,176	8,853,028
Anti-dilutive Series B preferred stock convertible into Class A common stock	78,245,727	-
Potentially dilutive securities excluded as anti-dilutive	125,415,894	33,826,170

NOTE 15 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Years Ended December 31,
	2020		2019
Restricted stock	$4,719		$6,496
Unrestricted stock	-		418
Stock options	905		841
DSUs	984		-
Pool A awards	2,328		-
Pool B awards	1,120		-
Total	$10,056	(1)	$7,755	(2)

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

NOTE 16 – EMPLOYEE BENEFIT PLAN

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

NOTE 17 – INCOME TAXES (As Restated)

The Company’s net deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2020 (As Restated)	2019
Net Operating Loss Carryforward	$56,815	$30,485
Startup/Organization Expenses	177	163
Investment in Partnership	70,244	19,489
Interest Expense	1,652	911
Attributes/Other	137	186
Total Deferred Tax Assets	129,025	51,234
Less Valuation Allowance	(129,025)	(51,234)
Total Deferred Tax Assets, net	$-	$-

Deferred Tax Liabilities	-	-

Net Deferred Tax Assets	$-	$-

The income tax provision consists of the following:

	Years ended December 31,
Current	2020	2019
Federal	$(757)	$-
State	(67)	(77)
Total Current	(824)	(77)

Deferred
Federal	-	-
State	-	-
Total Deferred	-	-
Total	$(824)	$(77)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows (As Restated):

Pre-tax book loss	$241,212

Federal Provision (Benefit)	(50,656)	-21.00%
Noncontrolling Interest	(14,259)	-5.91%
Permanent Differences	501	0.21%
State Income Taxes, net of Federal Benefit	(53)	-0.02%
NOL Carryback, effect of rate change	(289)	-0.12%
Return to Provision, Other	1,846	0.76%
Valuation Allowance	62,086	25.74%
Total Provision (Benefit)	$(824)	-0.34%

As of December 31, 2020, the Company had total U.S. federal net operating loss ("NOL") carryforwards of $240,463 and state NOLs of $277,305 available to offset future taxable income. $28,387 of the federal NOLs would begin to expire in 2036 if unused. Federal NOLs generated after December 31, 2017 do not expire and the state rules vary by state. After consideration of all the information available, management has established a valuation allowance against the deferred tax assets of the Company's tax loss carryforwards to the extent it is not more likely than not they will be realized. As of December 31, 2020, the valuation allowance totaled $129,025.

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

NOTE 19 – RELATED PARTY TRANSACTIONS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Overview

As previously disclosed, on May 11, 2021, the Audit Committee of our Board of Directors, after considering the recommendation of and consultation with management and Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited consolidated financial statements included in the Company’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Affected Periods should be restated and accordingly, should no longer be relied upon.  Please see “Explanatory Note” and Note 2 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information.

Evaluation of Disclosure Controls and Procedures

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

In connection with this Amendment, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding the material weakness discussed above, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows as of the dates and for the periods presented in accordance with GAAP.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In connection with this Amendment and based on our assessments, management concluded that the Company’s control over financial reporting was not effective as of December 31, 2020.

This Amendment does not include, and we were not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for as long as we remain an “emerging growth company” as defined in the JOBS Act.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting and Status

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified.

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

4.7***	Description of Registrant’s Securities.
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

21.1***	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

*** Previously filed with the Original Form 10-K.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2021.

U.S. WELL SERVICES, INC.

By:

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joel Broussard Joel Broussard	President, Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2021
/s/ Kyle O’Neill Kyle O’Neill	Chief Financial Officer (Principal Financial Officer)	May 17, 2021
/s/ Jasper Antolin Jasper Antolin	Principal Accounting Officer	May 17, 2021
/s/ David Matlin David Matlin	Director	May 17, 2021
/s/ David Treadwell David Treadwell	Director	May 17, 2021
/s/ Adam Klein Adam Klein	Director	May 17, 2021
/s/ Eddie Watson Eddie Watson	Director	May 17, 2021
/s/ Ryan Carroll Ryan Carroll	Director	May 17, 2021
/s/ Richard Burnett Richard Burnett	Director	May 17, 2021
/s/ Steve Habachy Steve Habachy	Director	May 17, 2021