Form 10-Q
period 2021-03-31
U.S. WELL SERVICES, INC.
filed 2021-05-17
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 90,068,356 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

U.S. WELL SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	March 31, 2021	December 31, 2020 (As Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,726	$3,693
Restricted cash	519	1,569
Accounts receivable (net of allowance for doubtful accounts of $0 and $12,000 as of March 31, 2021 and December 31, 2020, respectively)	61,756	44,393
Inventory, net	8,077	7,965
Prepaids and other current assets	14,048	10,707
Total current assets	102,126	68,327
Property and equipment, net	233,502	235,332
Intangible assets, net	13,225	13,466
Goodwill	4,971	4,971
Deferred financing costs, net	781	1,127
TOTAL ASSETS	$354,605	$323,223
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$45,113	$36,362
Accrued expenses and other current liabilities	11,989	14,781
Notes payable	9,123	998
Current portion of long-term equipment financing	3,564	3,519
Current portion of capital lease obligation	218	54
Current portion of long-term debt	10,000	10,000
Total current liabilities	80,007	65,714
Warrant liabilities	8,775	1,619
Long-term equipment financing	8,438	9,347
Long-term capital lease obligation	661	-
Long-term debt	293,503	274,555
Other long-term liabilities	3,617	3,539
TOTAL LIABILITIES	395,001	354,774
Commitments and contingencies (NOTE 16)
MEZZANINE EQUITY
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 50,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020; aggregate liquidation preference of $62,230 and $60,418 as of March 31, 2021 and December 31, 2020, respectively	53,252	50,975
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares authorized; 21,288 shares and 22,050 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $24,013 and $24,100 as of March 31, 2021 and December 31, 2020, respectively	22,600	22,686
STOCKHOLDERS' DEFICIT
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 90,068,356 shares and 72,515,342 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	9	7
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 0 shares and 2,302,936 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Additional paid in capital	226,740	217,212
Accumulated deficit	(342,997)	(322,431)
Total Stockholders' Deficit	(116,248)	(105,212)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$354,605	$323,223
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Revenue	$76,258	$112,035
Costs and expenses:
Cost of services (excluding depreciation and amortization)	62,631	85,153
Depreciation and amortization	11,106	32,008
Selling, general and administrative expenses	7,390	19,058
Impairment of long-lived assets	-	147,543
Loss on disposal of assets	2,436	4,244
Loss from operations	(7,305)	(175,971)
Interest expense, net	(6,183)	(7,956)
Change in fair value of warrant liabilities	(7,151)	6,553
Other income	29	6
Loss before income taxes	(20,610)	(177,368)
Income tax benefit	-	(750)
Net loss	(20,610)	(176,618)
Net loss attributable to noncontrolling interest	(44)	(10,800)
Net loss attributable to U.S. Well Services, Inc.	(20,566)	(165,818)
Dividends accrued on Series A preferred stock	(1,813)	(1,751)
Dividends accrued on Series B preferred stock	(711)	-
Deemed and imputed dividends on Series A preferred stock	(464)	(6,972)
Deemed dividends on Series B preferred stock	(4,168)	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(27,722)	$(174,541)
Loss per common share (See Note 13):
Basic and diluted	$(0.35)	$(2.90)
Weighted average common shares outstanding:
Basic and diluted	78,977	58,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,610)	$(176,618)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,106	32,008
Change in fair value of warrant liabilities	7,151	(6,553)
Impairment of long-lived assets	-	147,543
Provision for losses on accounts receivable	9	9,031
Provision for losses on inventory obsolescence	106	37
Loss on disposal of assets	2,436	4,244
Amortization of discount on debt	1,188	221
Deferred financing costs amortization	270	359
Share-based compensation expense	1,648	2,078
Changes in assets and liabilities:
Accounts receivable	(17,373)	(19,342)
Inventory	(218)	(603)
Prepaids and other current assets	(7,973)	945
Accounts payable	10,424	15,825
Accrued liabilities	(3,159)	(2,702)
Accrued interest	3,979	(18,032)
Net cash used in operating activities	(11,016)	(11,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,218)	(35,017)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	6,393	14,907
Net cash used in investing activities	(7,825)	(20,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	21,174	9,476
Repayment of revolving credit facility	(9,000)	(2,381)
Proceeds from issuance of long-term debt	3,004	-
Repayments of long-term debt	(1,250)	(2,500)
Proceeds from issuance of note payable	9,139	-
Repayments of notes payable	(1,014)	(2,042)
Repayments of amounts under equipment financing	(864)	(1,308)
Principal payments under capital lease obligation	(34)	(1,393)
Proceeds from issuance of common stock, net	10,669	-
Net cash provided by (used in) financing activities	31,824	(148)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,983	(31,817)
Cash and cash equivalents and restricted cash, beginning of period	5,262	41,404
Cash and cash equivalents and restricted cash, end of period	$18,245	$9,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020 (As Restated)
Supplemental cash flow disclosure:
Interest paid	$578	$25,121
Non-cash investing and financing activities:
Conversion of Series B preferred stock to Class A common stock	797	-
Deemed and imputed dividends on Series A preferred stock	464	6,972
Accrued Series A preferred stock dividends	1,813	1,751
Accrued Series B preferred stock dividends	711	-
Changes in accrued and unpaid capital expenditures	2,744	11,039
Assets under capital lease obligations	684	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2019 (As Restated)	62,857,624	$5	5,500,692	$1	$225,382	$(93,091)	$10,633	$142,930
Share-based compensation	-	-	-	-	1,911	-	167	2,078
Tax withholding related to vesting of share-based compensation	(154,253)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(347,714)	-	-	-		-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(6,972)	-	-	(6,972)
Accrued Series A preferred stock dividends	-	-	-	-	(1,751)	-	-	(1,751)
Net loss	-	-	-	-	-	(165,818)	(10,800)	(176,618)
Balance, March 31, 2020 (As Restated)	62,355,657	$5	5,500,692	$1	$218,500	$(258,909)	$-	$(40,403)

	Class A Common Stock		Class B Common Stock
					Additional
					Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2020 (As Restated)	72,515,342	$7	2,302,936	$-	$217,212	$(322,431)	$-	$(105,212)
Class A common stock issuance	12,624,657	1	-	-	10,350	-	-	10,351
Conversion of Class B common stock to Class A common stock	2,302,936	-	(2,302,936)	-	-	-	-	-
Conversion of Series B preferred stock to Class A common stock	2,745,778	1	-	-	797	-	-	798
Share-based compensation	-	-	-	-	1,519	-	44	1,563
Tax withholding related to vesting of share-based compensation	(103,697)	-	-	-	(150)	-	-	(150)
Restricted stock forfeitures	(16,660)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(464)	-	-	(464)
Accrued Series A preferred stock dividends	-	-	-	-	(1,813)	-	-	(1,813)
Accrued Series B preferred stock dividends	-	-	-	-	(711)	-	-	(711)
Net loss	-	-	-	-	-	(20,566)	(44)	(20,610)
Balance, March 31, 2021	90,068,356	$9	-	$-	$226,740	$(342,997)	$-	$(116,248)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the annual financial statements included in the Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Amended Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on May 17, 2021.

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and stockholders’ deficit of the Company as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2021.

Restatement of Previously Issued Financial Statements

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

As a result of the SEC Staff Statement and in light of evolving views as to certain provisions commonly included in warrants issued by SPACs, we re-evaluated the accounting for our warrants (as described in “Note 8 – Warrant Liabilities” and “Note 11 – Mezzanine Equity”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. The Company historically accounted for the warrants as equity based on the initial evaluations of the accounting treatment for the warrants and believed its positions to be appropriate at those times. As a result of the SEC Staff Statement, the Company determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s consolidated statements of operations each reporting period. Accordingly, the Company filed an Amended Annual Report to amend and restate its previously issued consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018, and for the interim periods within the years ended

December 31, 2020 and 2019. Accordingly, this Quarterly Report on Form 10–Q contains our restated consolidated financial statements and related disclosures as of December 31, 2020 and for the three months ended March 31, 2020.

Please see “Explanatory Note” and Note 2 to the Notes to the Consolidated Financial Statements included in Part II, Item 8 of the Amended Annual Report for additional information about the restatement.

Principles of Consolidation

The condensed consolidated financial statements comprise the financial statements of the Company and its wholly owned subsidiaries. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of property and equipment and intangible assets, impairment assessments of goodwill and long-lived assets, Level 2 inputs used in fair value estimation of warrant liabilities, term loans, and the assumptions used in our Black-Scholes and Monte Carlo option pricing models associated with the valuation of warrant liabilities, share-based compensation and certain equity instruments. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in approved capital expenditures amounting to $513 and $6, respectively, as of March 31, 2021, and $513 and $1,056, respectively, as of December 31, 2020.

The following table provides a reconciliation of the amount of cash and cash equivalents reported on the condensed consolidated balance sheets to the total of cash and cash equivalents and restricted cash shown on the condensed consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$17,726	$3,693
Restricted cash	519	1,569
Cash and cash equivalents and restricted cash	$18,245	$5,262

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of March 31, 2021 and December 31, 2020, the Company had established inventory reserves of $0.4 million and $0.3 million, respectively, for obsolete and slow-moving inventory.

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

In the first quarter of 2020, our review of impairment of long-lived assets necessitated a review of the useful lives of our property and equipment. Current trends in hydraulic fracturing equipment operating conditions, such as increasing treating pressures and higher pumping rates, along with the increase in daily pumping time are shortening the useful life of certain critical components we use. We determined that the average useful life of fluid ends and fuel injectors is now less than one year, resulting in our determination that costs associated with the replacement of these components will no longer be capitalized, but instead expensed as they are used in operations. This change in accounting estimate was made effective in March 2020 and accounted for prospectively.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgements regarding indicators of potential impairment are based on market conditions and operational performance of the business.

As of December 31 of each year, or as required, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that a reporting unit’s carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to perform a single step quantitative analysis in which the carrying amount of the reporting unit is compared to its fair value, which the Company estimates using a guideline public company method, a form of the market approach. The guideline public company method utilizes the trading multiples of similarly traded public companies as they relate to the Company’s operating metrics. An impairment charge would be recognized for the amount by which the carrying amount of the reporting unit exceeds the reporting unit’s fair value, and only limited to the total amount of goodwill allocated to the reporting unit.

Warrant Liabilities

The Company evaluates all its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815-15, Derivatives and Hedging—Embedded Derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity is evaluated pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity.

The Company issued public warrants and private placement warrants (collectively, the “public and private placement warrants”) in connection with its initial public offering in November 2018. Additionally, the Company issued warrants to certain institutional investors in connection with the Company’s private placement of Series A Preferred Stock on May 24, 2019 (“Series A warrants,” and together with the public and private placement warrants, the “warrants”). All our outstanding warrants are recognized as liabilities. Accordingly, we recognize the warrant instruments as liabilities at fair value upon issuance and adjust the instruments to fair value at the end of each reporting period. Any change in fair value is recognized in our condensed consolidated statements of operations. The public warrants are valued using their quoted market price since they are publicly traded and thus had an observable market price. The private placement warrants are valued using a Monte Carlo simulation model. The Series A warrants are valued using the Black-Scholes option pricing model.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2021 and December 31, 2020:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $196.9 million and $198.0 million as of March 31, 2021 and December 31, 2020, respectively.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of March 31, 2021 and December 31, 2020, respectively.

See “Note 8 – Warrant Liabilities” for fair value measurements associated with the Company’s warrants.

Revenue Recognition

The Company recognizes revenue based on the customer’s ability to benefit from the services rendered in an amount that reflects the consideration expected to be received in exchange for those services.

The Company’s performance obligations are satisfied over time, typically measured by the number of stages completed or the number of pumping days a fleet is available to pump for a customer in a month. All revenue is recognized when a contract with a customer exists, collectability of amounts subject to invoice is probable, the performance obligations under the contract have been satisfied over time, and the amount to which the Company has the right to invoice has been determined. A portion of the Company’s contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved.

The Company has elected to use the “as invoiced” practical expedient to recognize revenue based upon the amount it has a right to invoice upon the completion of each performance obligation per the terms of the contract.

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. The allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each customer. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received. During the three months ended March 31, 2021, the Company wrote-off accounts receivable amounting to $12.0 million, which was previously reserved for in full as of December 31, 2020. See “Note 17 – Subsequent Events” for more information.

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

The following table shows the percentage of revenues from our significant customers:

	Three Months Ended March 31,
	2021	2020
Customer A	*	23.6%
Customer B	13.0%	13.9%
Customer C	12.6%	13.8%
Customer D	*	12.7%
Customer E	16.6%	*
Customer F	20.3%	*
Customer H	18.5%	*

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers:

	March 31, 2021	December 31, 2020
Customer B	10.7%	32.2%
Customer C	*	17.0%
Customer E	20.9%	*
Customer F	15.8%	12.7%
Customer G	*	12.5%
Customer H	21.0%	13.5%

An asterisk indicates that trade receivable is less than ten percent

Income Taxes

The Company under ASC 740, Accounting for Income Taxes, uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in the Amended Annual Report, that are of significance, or potential significance to the Company.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, requiring a customer in a cloud computing arrangement that is a service contract to follow the guidance in ASC 350-40 in determining the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The new guidance will be effective for emerging growth companies for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1,

2021, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid insurance	$10,945	$3,162
Recoverable costs from insurance	-	4,635
Income tax receivable	1,567	1,567
Other current assets	1,536	1,343
Total prepaid expenses and other current assets	$14,048	$10,707

During the three months ended March 31, 2021, the Company prepaid $10.1 million in insurance premiums related to renewals of various insurance policies.

The recoverable costs from insurance amounting to $4.6 million recorded as of December 31, 2020 was collected in full during the three months ended March 31, 2021.

NOTE 5 – INTANGIBLE ASSETS

A summary of intangible assets consisted of the following (in thousands):

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of March 31, 2021
Trademarks	10	$1,415	$208	$1,207
Patents	20	12,775	757	12,018
		$14,190	$965	$13,225
As of December 31, 2020
Trademarks	10	$1,415	$156	$1,259
Patents	20	12,775	568	12,207
		$14,190	$724	$13,466

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.4 million, respectively, and was included as part of depreciation and amortization in the condensed consolidated statements of operations.

As of March 31, 2021, the estimated amortization expense for future periods is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
Remainder of 2021	$725
2022	966
2023	966
2024	966
2025	966
Thereafter	8,636
Total	$13,225

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2021	December 31, 2020
Fracturing equipment	1.5 to 25	$267,690	$263,869
Light duty vehicles	5	3,491	2,483
Furniture and fixtures	5	67	67
IT equipment	3	1,723	1,676
Auxiliary equipment	2 to 20	12,495	11,058
Leasehold improvements	Term of lease	287	287
		285,753	279,440
Less: Accumulated depreciation and amortization		(52,251)	(44,108)
Property and equipment, net		$233,502	$235,332

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2021 and 2020 was $10.9 million and $31.6 million, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and benefits	$6,034	$7,208
Accrued taxes	3,075	5,380
Accrued interest	506	317
Other current liabilities	2,374	1,876
Accrued expenses and other current liabilities	$11,989	$14,781

NOTE 8 – WARRANT LIABILITIES

Warrants

As of March 31, 2021, a total of 19,167,417 public warrants and private placement warrants were outstanding, and exercisable for an aggregate of 9,583,709 shares of Class A common stock. In addition, as of March 31, 2021, 5,288,885 Series A warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 5,288,885 shares of Class A common stock.

Fair Value Measurement

The Company’s warrants are accounted for as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s condensed consolidated statements of operations each reporting period.

The following tables present the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total
As of March 31, 2021
Public warrants	$1,799	$-	$-	$1,799
Private placement warrants	-	1,825	-	1,825
Series A warrants	-	5,151	-	5,151
	$1,799	$6,976	$-	$8,775
As of December 31, 2020
Public warrants	$254	$-	$-	$254
Private placement warrants	-	248	-	248
Series A warrants	-	1,117	-	1,117
	$254	$1,365	$-	$1,619

Public warrants. The fair value of the public warrants are classified as Level 1 in the fair value hierarchy and valued using quoted market prices, as they are traded in active markets.

Private placement warrants. The fair value of the private placement warrants are classified as a Level 2 in the fair value hierarchy and determined using a Monte Carlo simulation model. As of March 31, 2021, the valuation for the private placement warrants used the following assumptions: exercise price of $5.75 per half share ($11.50 for full share equivalent), stock price of $1.04, expected remaining life of 2.61 years, volatility rate of 142.8%, risk-free interest rate of 0.3% and dividend rate of 0%.

Series A warrants. The fair value of the Series A warrants are classified as a Level 2 in the fair value hierarchy and determined using the Black-Scholes valuation method. As of March 31, 2021, the valuation for the Series A warrants used the following assumptions: exercise price of $7.66, expected remaining term of 4.7 years, volatility rate of 142.8%, risk-free interest rate of 0.8% and expected dividend rate of 0%.

The following table summarizes the activities, including changes in fair values of the Company’s warrant liabilities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$1,619	$8,147
Change in fair value of warrant liabilities	7,151	(6,553)
Amortization of warrant issuance costs	5	5
Balance at end of period	$8,775	$1,599

NOTE 9 – NOTES PAYABLE

During the three months ended March 31, 2021,

the Company entered into various insurance premium finance agreements amounting to $9.1 million, payable in equal monthly installments at a weighted average interest rate of 5.4%. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the condensed consolidated balance sheets.

NOTE 10 – DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior Secured Term Loan	$245,000	$246,250
ABL Credit Facility	35,884	23,710
PPP Loan	10,000	10,000
USDA Loan	25,000	21,996
Equipment financing	12,002	12,866
Capital leases	879	229
Total debt principal balance	328,765	315,051
Unamortized discount on debt and debt issuance costs	(12,381)	(17,576)
Current maturities	(13,782)	(13,573)
Net Long-term debt	$302,602	$283,902

ABL Credit Facility

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. As of March 31, 2021, the borrowing base was $50.0 million and the outstanding revolver loan balance was $35.9 million, classified as long-term debt in the condensed consolidated balance sheets.

USDA Loan

In November 2020, we entered into a Business Loan Agreement (the “USDA Loan”) with a commercial bank pursuant to the United States Department of Agriculture, Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program, in the aggregate principal amount of up to $25.0 million for the purpose of providing long-term financing for eligible working capital. Interest payments are due monthly at the interest rate of 5.75% per annum beginning on December 12, 2020 but principal payments are not required until December 12, 2023. During the fourth quarter of 2020, we received proceeds amounting to $22.0 million under the USDA Loan. In January 2021, we received the remaining proceeds amounting to $3.0 million.

Payments of Debt Obligations due by Period

Presented in the following table is a schedule of the repayment requirements of long-term debt as of March 31, 2021 (in thousands):

Principal Amount
of Long-term Debt
Remainder of 2021	$11,572
2022	10,186
2023	9,408
2024	9,940
2025	269,081
Thereafter	18,578
Total	$328,765

NOTE 11 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the three months ended March 31, 2021 (in thousands, except share amounts):

	Shares	Amount
Series A preferred stock as of December 31, 2020 (As Restated)	50,000	$50,975
Deemed and imputed dividends on Series A preferred stock	-	464
Accrued Series A preferred stock dividends	-	1,813
Series A preferred stock as of March 31, 2021	50,000	$53,252

During the three months ended March 31, 2021, the Company issued 444,444 additional warrants to the purchasers of Series A preferred stock in accordance with the Series A preferred stock purchase agreement.

As of March 31, 2021, 50,000 shares of Series A preferred stock were outstanding and convertible into 9,329,921 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $12.2 million and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) activities for the three months ended March 31, 2021 (in thousands, except share amounts):

	Shares	Amount
Series B preferred stock as of December 31, 2020	22,050	$22,686
Conversion of Series B preferred stock to Class A common stock	(762)	(797)
Accrued Series B preferred stock dividends	-	711
Series B preferred stock as of March 31, 2021	21,288	$22,600

In February 2021, 762 shares of Series B preferred stock and related accrued dividends were converted into 2,745,778 shares of Class A common stock pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series B preferred stock. Accordingly, the Company recorded a reduction of $0.8 million in the carrying value of the Series B preferred stock.

As of March 31, 2021, 21,288 shares of Series B preferred stock were outstanding and convertible into 77,965,385 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series B preferred stock was $2.8 million and reflected in the carrying value of Series B preferred stock.

NOTE 12 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. See “Note 11 – Mezzanine Equity” for the discussion of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. At
March 31, 2021 and December 31, 2020, there were 90,068,356 and 72,515,342 shares of Class A common stock issued and outstanding, respectively. At March 31, 2021, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell over a period of time shares of our Class A common stock. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company filed Supplement No. 1 to Prospectus Supplement dated June 26, 2020 to increase the number of shares of Class A common stock that we may offer in accordance with the terms of the ATM Agreement by an additional $39.7 million in excess of the amount covered by the prospectus of $10.3 million. During the three months ended March 31, 2021, the Company sold 12,624,657 shares of Class A common stock for a total net proceeds of $10.7 million and paid $0.3 million in commissions under the ATM Agreement.

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

During the three months ended March 31, 2021, 2,302,936 shares of Class B common stock were converted to an equivalent number of shares of Class A common stock.

As of March 31, 2021 and December 31, 2020, there were 0 and 2,302,936 shares of Class B common stock issued and outstanding, respectively.

Noncontrolling Interest

During the three months ended March 31, 2021, the remaining noncontrolling interest holders of USWS Holdings surrendered all of their respective shares in exchange for the Company’s Class A common stock. Accordingly, USWS Holdings became the Company’s wholly owned subsidiary as of March 31, 2021.

NOTE 13 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding for the period (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020 (As Restated)
Basic Net Income (Loss) Per Share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(20,566)	$(165,818)
Net loss attributable to cancellable Class A common stock	411	4,432
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(20,155)	(161,386)
Dividends accrued on Series A preferred stock	(1,813)	(1,751)
Dividends accrued on Series B preferred stock	(711)	-
Deemed and imputed dividends on Series A preferred stock	(464)	(6,972)
Deemed and imputed dividends on Series B preferred stock	(4,168)	-
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(27,311)	$(170,109)

Denominator:
Weighted average shares outstanding	80,586,777	60,229,277
Cancellable Class A common stock	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	78,977,100	58,619,600
Basic and diluted net income (loss) per share attributable to Class A common shareholders	$(0.35)	$(2.90)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended March 31,
	2021	2020
Dilutive earnings per share:
Anti-dilutive stock options	877,266	924,990
Anti-dilutive warrants	14,872,594	16,169,539
Anti-dilutive restricted stock	1,079,249	1,685,686
Anti-dilutive deferred stock units	8,911,858	-
Anti-dilutive shares from Pool B awards	10,124,725	-
Anti-dilutive Class B common stock convertible into Class A common stock	-	5,500,692
Anti-dilutive Series A preferred stock convertible into Class A common stock	9,329,921	9,115,615
Anti-dilutive Series B preferred stock convertible into Class A common stock	77,965,385	-
Potentially dilutive securities excluded as anti-dilutive	123,160,998	33,396,522

NOTE 14 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2021		2020
Restricted stock	$825		$1,824
Stock options	214		254
DSUs	246		-
Pool A Awards	86		-
Pool B Awards	280		-
Total	$1,651	(1)	$2,078	(2)

(1) $198 was presented as part of cost of services and $1,453 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.

(2) $918 was presented as part of cost of services and $1,160 was presented as part of selling, general and administrative expenses in the condensed consolidated statement of operations.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2021:

		Weighted- average
	Unvested shares	grant-date fair value per share
Non-vested restricted stock as of December 31, 2020	1,449,287	$8.85
Granted	-	-
Vested	(353,378)	8.91
Forfeited	(16,660)	8.91
Non-vested restricted stock as of March 31, 2021	1,079,249	$8.83

As of March 31, 2021, the total unrecognized compensation cost related to restricted stock was $6.4 million which is expected to be recognized over a weighted-average period of 1.91 years.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2021:

	Number of shares	Weighted average exercise price (per share data)	Weighted Average Remaining Contractual Life (years)
Outstanding as of December 31, 2020	877,266	$8.91	5.21
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding as of March 31, 2021	877,266	$8.91	4.96
Exercisable as of March 31, 2021	438,633	$8.91	4.96

As of March 31, 2021, the total unrecognized compensation cost related to stock options was $1.7 million which is expected to be recognized over a weighted average period of 2.0 years.

Deferred Stock Units (“DSUs”)

The following table summarizes the DSUs activity for the three months ended March 31, 2021:

		Weighted- average
	Unvested units	grant-date fair value per unit
Non-vested DSUs as of December 31, 2020	8,911,858	$0.33
Granted	-	-
Vested	(2,970,619)	0.33
Forfeited	-	-
Non-vested DSUs as of March 31, 2021	5,941,239	$0.33

As of March 31, 2021, the total unrecognized compensation cost related to DSUs was $1.7 million which is expected to be recognized over a weighted average period of 1.75 years.

Pool A Performance Award (“Pool A Award”)

The Company accounted for the Pool A Award under liability accounting as a result of the fixed monetary amount that could be settled either in cash or a variable number of shares of the Company’s Class A common stock. The Pool A Award became fully vested as of January 1, 2021. Since the settlement will not occur until the fifth anniversary of the grant date, the Company considered the delayed settlement as a post-vesting restriction which impacted the determination of grant-date fair value of the award.

As of March 31, 2021, the fair value of the Pool A Award liability was remeasured to $2,414, which was estimated using a risk-adjusted discount rate reflecting the weighted average cost of capital of similarly traded public companies.

During the three months ended March 31, 2021, the Company recorded additional compensation cost of $0.1 million, which was the change in fair value of the Pool A Award liability.

Pool B Performance Award (“Pool B Award”)

On January 1, 2021, one-third of the fair value of the Pool B Award vested in the amount of $1.1 million. As of March 31, 2021, the unvested fair value of the Pool B Award was $2.2 million.

As of March 31, 2021, the total unrecognized compensation cost related to Pool B Award was $2.0 million which is expected to be recognized over a weighted average period of 1.75 years.

NOTE 15 – INCOME TAXES

On March 27, 2020, the President signed the CARES Act into law. The CARES Act contains several corporate income tax provisions, including, among other things, providing a 5-year carryback of net operating loss (“NOL”) tax carryforwards generated in tax years 2018, 2019, and 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, temporarily liberalizing the interest deductions rules under Section 163(j) of the Tax Cuts and Jobs Act of 2017, and making corporate alternative minimum tax credits immediately refundable. During the second quarter of 2020, the Company filed an application to carry back its 2018 NOLs, claiming a refund of approximately $0.8 million, which remains outstanding as of March 31, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the taxing authorities.

The Company’s effective tax rate on continuing operations for the three months ended March 31, 2021 was (0.00)%.

We follow guidance issued by the FASB in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the condensed consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the condensed consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of March 31, 2021 or December 31, 2020. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

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

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of March 31, 2021, we estimated and accrued for a shortfall in purchase quantities. This accrual is presented as part of accrued liabilities on the condensed consolidated balance sheets.

As of March 31, 2021, the Company’s contracted volumes in dollars was $12.0 million. The Company’s minimum commitments was $10.0 million, which represents the aggregate amounts that we would be obligated to pay if we procured no additional proppant under the contracts after March 31, 2021.

Operating Lease Agreements

The Company has various operating leases for facilities with terms ranging from 24 to 76 months.

Rent expense was $0.3 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, of which $0.2 million and $0.5 million, respectively, are recorded as part of cost of services and $0.1 million, and $0.2 million, respectively, are recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases as of March 31, 2021 (in thousands):

Remainder of 2021	$772
2022	828
2023	308
2024	258
2025	67
Total minimum future rentals	$2,233

Capital Lease Agreements

The total amount of future minimum lease payments related to the capital leases as of March 31, 2021 was $0.9 million, of which $0.2 million is due in the remainder of 2021 and in each of the years in 2022, 2023 and 2024, and $0.1 million is due in 2025. The total payments include a nominal amount of imputed interest.

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.5 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 17 – SUBSEQUENT EVENTS

On April 23, 2021, the Company entered into an Assignment of Claim Agreement (“Assignment”) with a third-party (“Assignee”), whereby the Company transferred to Assignee all right, title, and interest in its claim in the amount of $14.5 million against a certain customer, in connection with such customer’s bankruptcy. The Assignment was for consideration of $2.5 million, which the Company received on April 26, 2021. As of March 31, 2021, the allowance for doubtful accounts balance and the related receivables were written off by $12.0 million, which is the unrealized amount of the claim assigned.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes in Item 1. "Financial Statements" contained herein and our audited consolidated financial statements as of December 31, 2020, included in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 (our "Amended Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on May 17, 2021. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to these differences include those discussed under "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and in our Amended Annual Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include geological, operating and economic factors and declining prices and market conditions, including reduced expected or realized oil and gas prices (including the significant decline in oil prices since the beginning of 2020) and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service; the effectiveness of management's strategies and decisions; our ability to obtain financing, raise capital and continue as a going concern; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; our ability to collect accounts receivable; compliance with our debt agreements and equity-related securities; volatility in market prices; our ability to satisfy the continued listing requirements of Nasdaq with respect to our Class A common stock and warrants or to cure any continued listing standard deficiency with respect thereto; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as natural disasters, catastrophes and severe weather conditions, including floods, hurricanes and earthquakes; public health crises, such as a pandemic, including the COVID-19 pandemic; acts of war or terrorist acts and the governmental or military response thereto; and cyber-attacks adversely affecting our operation. This Report identifies other factors that could cause such differences. There can be no assurance that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under "Risk Factors" in this Report and in our Amended Annual Report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “USWS”, “we”, or “our” shall mean U.S. Well Services, Inc. and its subsidiaries.

Overview

We provide high-pressure, hydraulic fracturing services in oil and natural gas basins. Both our conventional and Clean Fleet® hydraulic fracturing fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all of our fleets operate on a 24-hour basis and have the ability to withstand high utilization rates, which results in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America.

Restatement

This Item 2 gives effect to the restatement of our unaudited condensed consolidated financial statements as more fully described in Note 2 in the Notes to the Condensed Consolidated Financial Statements.

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

Materials include the cost of sand delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and quality of sand and chemicals utilized when providing hydraulic fracturing services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees. Most of our employees are paid on an hourly basis. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our hydraulic fracturing fleets. Maintenance and repair costs are expensed as incurred.

The following table presents our cost of services for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Materials	$8,716	$10,449
Transportation	3,039	9,544
Labor	23,686	33,109
Maintenance	16,595	15,871
Other (1)	10,595	16,180
Cost of services	$62,631	$85,153

(1)	Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

The global health and economic crisis sparked by the COVID-19 pandemic and the associated decrease in commodity prices has significantly impacted industry activity since late in the first quarter of 2020. Weaker economic activity and lower demand for crude oil, driven by the persistence of the COVID-19 pandemic, adversely impacted our business, resulting in a reduction in our active fleet count and fleet utilization levels throughout much of 2020. Beginning in the fourth quarter of 2020, crude oil prices began rising considerably, and averaged over $58 per barrel during the first quarter of 2021. As commodity prices have improved, demand for hydraulic fracturing services and the number of working fracturing fleets have also increased significantly.

Results of Operations

(In thousands, except percentages)

	Three Months Ended March 31,
	2021	% (1)	2020 (As Restated)	% (1)	Variance	% Variance
Revenue	$76,258	100.0%	$112,035	100.0%	$(35,777)	(31.9)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	62,631	82.1%	85,153	76.0%	(22,522)	(26.4)%
Depreciation and amortization	11,106	14.6%	32,008	28.6%	(20,902)	(65.3)%
Selling, general and administrative expenses	7,390	9.7%	19,058	17.0%	(11,668)	(61.2)%
Impairment of long-lived assets	-	0.0%	147,543	131.7%	(147,543)	(100.0)%
Loss on disposal of assets	2,436	3.2%	4,244	3.8%	(1,808)	(42.6)%
Loss from operations	(7,305)	(9.6)%	(175,971)	(157.1)%	168,666	*(2)
Interest expense, net	(6,183)	(8.1)%	(7,956)	(7.1)%	1,773	(22.3)%
Change in fair value of warrant liabilities	(7,151)	(9.4)%	6,553	5.8%	(13,704)	*(2)
Other income	29	0.0%	6	0.0%	23	*(2)
Income tax expense (benefit)	-	0.0%	(750)	(0.7)%	750	*(2)
Net loss	$(20,610)	(27.0)%	$(176,618)	(157.6)%	$156,008	(88.3)%

(1) As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.

(2) Not meaningful.

Revenue. The decrease in revenue was primarily attributable to the decline in business activity and lower pricing levels for hydraulic fracturing services. Our average active fleet count during the period decreased to 10 fleets compared to 11 fleets in the prior comparable period. Revenue was also affected to a lesser extent by the continuing trend of customers self-sourcing lower margin consumables such as sand, chemicals, and sand transportation. We expect the trend of customers self-sourcing consumables to continue, resulting in lower revenues from consumables as compared to prior periods in which we provided these consumables to customers.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization, was attributable to the decline in business activity and a reduction in consumables costs due to increased customer self-sourcing. Similar to revenues, we anticipate cost of services, excluding depreciation and amortization, to remain at reduced levels mainly due to lower consumables costs compared to prior periods in which we provided these consumables to customers.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets because of impairment losses recorded in the first quarter of 2020.

Selling, general and administrative expenses. The decrease in selling, general, and administrative expenses was primarily attributable to our recording of a bad debt reserve of $9.0 million in the first quarter of 2020 due to the uncertainty in collectability of billed amounts from customers weakened by the collapse in crude oil prices. Additionally, compensation and benefits costs decreased by approximately $1.3 million due to reduced headcount in the current period.

Impairment of long-lived assets. As a result of impairment tests that we performed in the first quarter of 2020, we determined that the carrying value of long-lived assets exceeded their fair value. Therefore, we recorded an impairment charge in the first quarter of 2020 amounting to $147.5 million to reduce the carrying value of property and equipment and finite-lived intangible assets to fair value. No such impairment charge was recorded in the first quarter of 2021.

Loss on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. The decrease in the loss on disposal of assets was primarily attributable to the significant decrease in loss on disposal related to fluid ends, due to a change in accounting estimate related to their useful life. Beginning in the second quarter of 2020, fluid ends are expensed as they were used in operations, due to their shortened useful life estimate.

Interest expense, net. The decrease was primarily attributable to a lower average debt balance and lower effective interest rates compared to the prior period.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, proceeds from the issuance of equity, and borrowings and borrowing capacity under our revolving credit facility.

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell over a period of time, shares of our Class A common stock. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company filed Supplement No. 1 to Prospectus Supplement dated June 26, 2020 to increase the number of shares of Class A common stock that we may offer in accordance with the terms of the ATM Agreement by an additional $39.7 million in excess of the amount covered by the prospectus of $10.3 million. During the three months ended March 31, 2021, the Company sold 12,624,657 shares of Class A common stock for a total net proceeds of $10.7 million and paid $0.3 million in commissions under the ATM Agreement.

In November 2020, we entered into a Business Loan Agreement (the “USDA Loan”) with a commercial bank pursuant to the United States Department of Agriculture, Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program, in the aggregate principal amount of up to $25.0 million for the purpose of providing long-term financing for eligible working capital. Interest payments are due monthly at the interest rate of 5.75% per annum beginning on December 12, 2020 but principal payments are not required until December 12, 2023. During the fourth quarter of 2020, we received proceeds amounting to $22.0 million under the USDA Loan. In January 2021, we received the remaining proceeds amounting to $3.0 million.

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

As of March 31, 2021, our senior secured term loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, dispositions of assets, paying dividends, transactions with affiliates, mergers and consolidations. In addition, all borrowings under our revolving credit facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of March 31, 2021, the borrowing base was $50.0 million and the outstanding revolver loan balance was $35.9 million. As of March 31, 2021, we were in compliance with all of the covenants under our senior secured term loan and our revolving credit facility.

We believe that our current cash position, working capital balance, favorable payment terms under our senior secured term loan, borrowing capacity under our revolving credit facility, and amounts raised under the ATM Agreement will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months. While we are focused on maintaining adequate liquidity to fund our operations, service our debt and fund capital expenditures, sustained weakness or further deterioration in industry activity may make it difficult for us to do so.

Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(11,016)	$(11,559)
Investing activities	(7,825)	(20,110)
Financing activities	31,824	(148)

Net Cash Provided by Operating Activities. Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, provision for losses on accounts receivable and inventory, interest, impairment losses, losses on disposal of assets, and share-based compensation, and the impact of changes in operating assets and liabilities. Net cash used in operating activities was $11.0 million for the first quarter of 2021 due to redeployment of fracturing fleets. While the Company experienced an increase in customer activity during the second half of the quarter, the related collection of receivables is not expected until the second quarter of 2021. Additionally, we made working capital payments amounting to $3.0 million using proceeds from our USDA Loan. Net cash used in operating activities was $11.6 million for the first quarter of 2020, primarily due to interest payments amounting to $24.3 million related to our senior secured term loan.

Net Cash used in Investing Activities. Net cash used in investing activities decreased by $12.3 million from the prior corresponding period, primarily due to reduced growth and maintenance capital expenditures because of the decline in business activity. Net cash used in investing activities was $7.8 million for the three months ended March 31, 2021, primarily due to purchases of property and equipment amounting to $14.2 million, which related to maintaining and supporting our existing hydraulic fracturing equipment and payments made to replace damaged property and equipment. This was offset in part by insurance proceeds amounting to $6.4 million related to the damaged property and equipment.

Net Cash Provided by Financing Activities. During the three months ended March 31, 2021, cash provided by financing activities reflects proceeds under our revolving credit facility, long term debt, note payable, and proceeds from issuance of common stock amounting to $21.2 million, $3.0 million, $9.1 million, and $10.7 million, respectively, offset in part by payments related to our revolving credit facility of $9.0 million, long term debt of $1.3 million, note payable of $1.0 million and equipment financing arrangements of $0.9 million, respectively.

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

Off-Balance Sheet Arrangements

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity, and capital resources. The most significant of these off-balance sheet arrangements include sand purchase commitments disclosed in “Note 16 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as liabilities as more fully described in Note 2 to the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Notwithstanding this material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows as of the dates and for the periods presented in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in Note 2 to the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q had not yet been identified.

PART II

Item 1. Legal Proceedings.

See “Note 16 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.

Item 1A. Risk Factors.

No material changes have occurred from the risk factors previously disclosed in the Company’s Amended Annual Report. See also Part I, Item 2 “Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of our common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased under the Plan
January 1, 2021 to January 31, 2021	-	-	-	N/A
February 1, 2021 to February 28, 2021	-	-	-	N/A
March 1, 2021 to March 31, 2021	103,697	1.55	-	N/A
Total	103,697	1.55	-

(1) These shares were withheld in order to pay taxes related to vesting of stock-based compensation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2021.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer