Form 10-Q
period 2021-06-30
U.S. WELL SERVICES, INC.
filed 2021-08-12
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(832) 562-3730

(Registrant’s telephone number, including area code)

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

As of July 30, 2021, the registrant had 93,377,516 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$57,544	$3,693
Restricted cash	519	1,569
Accounts receivable (net of allowance for doubtful accounts of $0 and $12,000 as of June 30, 2021 and December 31, 2020, respectively)	54,890	44,393
Inventory, net	7,531	7,965
Assets held for sale	14,744	-
Prepaids and other current assets	12,400	10,707
Total current assets	147,628	68,327
Property and equipment, net	213,301	235,332
Intangible assets, net	12,983	13,466
Goodwill	4,971	4,971
Deferred financing costs, net	747	1,127
TOTAL ASSETS	$379,630	$323,223
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$35,353	$36,362
Accrued expenses and other current liabilities	12,210	14,781
Notes payable	6,440	998
Current portion of long-term debt	12,000	10,000
Current portion of equipment financing	3,611	3,519
Current portion of capital lease obligations	325	54
Total current liabilities	69,939	65,714
Warrant liabilities	8,914	1,619
Long-term debt	281,052	274,555
Convertible senior notes	85,677	-
Long-term equipment financing	7,517	9,347
Long-term capital lease obligations	909	-
Other long-term liabilities	4,006	3,539
Total liabilities	458,014	354,774
Commitments and contingencies (NOTE 17)
Mezzanine equity:
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 19,610 shares and 50,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $25,228 and $60,418 as of June 30, 2021 and December 31, 2020, respectively	21,820	50,975
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares authorized; 21,038 shares and 22,050 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $24,490 and $24,100 as of June 30, 2021 and December 31, 2020, respectively	23,141	22,686
Stockholders' deficit:
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 93,377,516 shares and 72,515,342 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9	7
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 0 shares and 2,302,936 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Additional paid in capital	237,359	217,212
Accumulated deficit	(360,713)	(322,431)
Total Stockholders' deficit	(123,345)	(105,212)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$379,630	$323,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$78,799	$39,837	$155,057	$151,872
Costs and expenses:
Cost of services (excluding depreciation and amortization)	59,252	29,011	121,883	114,165
Depreciation and amortization	9,836	17,358	20,942	49,366
Selling, general and administrative expenses	7,214	5,220	14,604	24,277
Impairment of long-lived assets	-	-	-	147,543
Litigation settlement	35,000	-	35,000	-
Loss (gain) on disposal of assets	(545)	853	1,891	5,097
Loss from operations	(31,958)	(12,605)	(39,263)	(188,576)
Interest expense, net	(7,333)	(5,665)	(13,516)	(13,621)
Change in fair value of warrant liabilities	(136)	(1,364)	(7,287)	5,189
Patent license sales	22,500	-	22,500	-
Loss on extinguishment of debt	(839)	-	(839)	-
Other income	23	45	52	51
Loss before income taxes	(17,743)	(19,589)	(38,353)	(196,957)
Income tax expense (benefit)	(27)	13	(27)	(737)
Net loss	(17,716)	(19,602)	(38,326)	(196,220)
Net loss attributable to noncontrolling interest	-	(97)	(44)	(10,897)
Net loss attributable to U.S. Well Services, Inc.	(17,716)	(19,505)	(38,282)	(185,323)
Dividends accrued on Series A preferred stock	(1,998)	(1,845)	(3,811)	(3,596)
Dividends accrued on Series B preferred stock	(811)	(666)	(1,522)	(666)
Deemed and imputed dividends on Series A preferred stock	(286)	(5,142)	(750)	(12,114)
Deemed dividends on Series B preferred stock	(1,501)	-	(5,669)	-
Exchange of Series A preferred stock for convertible senior notes	8,936	-	8,936	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(13,376)	$(27,158)	$(41,098)	$(201,699)
Loss per common share (See Note 14):
Basic and diluted	$(0.15)	$(0.41)	$(0.48)	$(3.19)
Weighted average common shares outstanding:
Basic and diluted	88,593	65,011	83,810	61,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,326)	$(196,220)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	20,942	49,366
Change in fair value of warrant liabilities	7,287	(5,189)
Impairment of long-lived assets	-	147,543
Provision for losses on accounts receivable	9	9,031
Provision for losses on inventory obsolescence	1,398	448
Loss on disposal of assets	1,891	5,097
Convertible senior notes converted into sales of patent licenses	(22,500)	-
Amortization of debt discount, premium and issuance costs	3,606	1,883
Paid-in-kind interest on convertible senior notes	258	-
Loss on extinguishment of debt	839	-
Share-based compensation expense	3,661	3,481
Changes in assets and liabilities:
Accounts receivable	(10,506)	32,053
Inventory	(964)	826
Prepaids and other current assets	(7,708)	3,743
Accounts payable	6,427	(8,332)
Accrued liabilities	(2,641)	(7,902)
Accrued interest	7,956	(14,315)
Net cash provided by (used in) operating activities	(28,371)	21,513
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,841)	(40,756)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	8,553	15,036
Net cash used in investing activities	(16,288)	(25,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	24,722	11,250
Repayments of revolving credit facility	(14,750)	(33,381)
Proceeds from issuance of long-term debt	3,004	-
Repayments of long-term debt	(12,563)	(2,500)
Payment of fees related to debt extinguishment	(41)	-
Proceeds from issuance of convertible senior notes	86,500	-
Proceeds from issuance of notes payable	9,139	-
Repayments of notes payable	(3,697)	(4,109)
Repayments of amounts under equipment financing	(1,738)	(1,513)
Principal payments under capital lease obligations	(109)	(2,816)
Proceeds from issuance of common stock, net	13,562	19,875
Deferred financing costs	(6,569)	(20,061)
Net cash provided by (used in) financing activities	97,460	(33,255)
Net increase (decrease) in cash and cash equivalents and restricted cash	52,801	(37,462)
Cash and cash equivalents and restricted cash, beginning of period	5,262	41,404
Cash and cash equivalents and restricted cash, end of period	$58,063	$3,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow disclosure:
Interest paid	$1,276	$25,492
Non-cash investing and financing activities:
Issuance of Class A common stock to senior secured term loan lenders	-	1,438
Issuance of Series B preferred stock to senior secured term loan lenders	-	1,050
Exchange of Series A preferred stock for convertible senior notes	24,780	-
Conversion of Series B preferred stock to Class A common stock	1,067	-
Deemed and imputed dividends on Series A preferred stock	750	12,114
Accrued Series A preferred stock dividends	3,811	3,596
Accrued Series B preferred stock dividends	1,522	666
Changes in accrued and unpaid capital expenditures	7,543	13,790
Assets under capital lease obligations	1,113	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share amounts)

(unaudited)

	Three Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, March 31, 2021	90,068,356	$9	-	$-	$226,740	$(342,997)	$-	$(116,248)
Class A common stock issuance	2,381,660	-	-	-	2,891	-	-	2,891
Conversion of Series B preferred stock to Class A common stock	927,500	-	-	-	270	-	-	270
Exchange of Series A preferred stock for convertible senior notes	-	-	-	-	8,936	-	-	8,936
Share-based compensation	-	-	-	-	1,617	-	-	1,617
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(286)	-	-	(286)
Accrued Series A preferred stock dividends	-	-	-	-	(1,998)	-	-	(1,998)
Accrued Series B preferred stock dividends	-	-	-	-	(811)	-	-	(811)
Net loss	-	-	-	-	-	(17,716)	-	(17,716)
Balance, June 30, 2021	93,377,516	$9	-	$-	$237,359	$(360,713)	$-	$(123,345)

	Three Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, March 31, 2020	62,355,657	$5	5,500,692	$1	$218,500	$(258,909)	$-	$(40,403)
Class A common stock issuance	5,529,622	1	-	-	1,437	-	-	1,438
Conversion of Class B common stock to Class A common stock	485,795	1	(485,795)	(1)	-	-	-	-
Share-based compensation	-	-	-	-	1,307	-	97	1,404
Restricted stock forfeitures	(9,861)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(5,142)	-	-	(5,142)
Accrued Series A preferred stock dividends	-	-	-	-	(1,845)	-	-	(1,845)
Accrued Series B preferred stock dividends	-	-	-	-	(666)	-	-	(666)
Net loss	-	-	-	-	-	(19,505)	(97)	(19,602)
Balance, June 30, 2020	68,361,213	$7	5,014,897	$-	$213,591	$(278,414)	$-	$(64,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)

(in thousands, except share amounts)

(unaudited)

	Six Months Ended June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2020	72,515,342	$7	2,302,936	$-	$217,212	$(322,431)	$-	$(105,212)
Class A common stock issuance	15,006,317	1	-	-	13,241	-	-	13,242
Conversion of Class B common stock to Class A common stock	2,302,936	-	(2,302,936)	-	-	-	-	-
Conversion of Series B preferred stock to Class A common stock	3,673,278	1	-	-	1,067	-	-	1,068
Exchange of Series A preferred stock for convertible senior notes	-	-	-	-	8,936	-	-	8,936
Share-based compensation	-	-	-	-	3,136	-	44	3,180
Tax withholding related to vesting of share-based compensation	(103,697)	-	-	-	(150)	-	-	(150)
Restricted stock forfeitures	(16,660)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(750)	-	-	(750)
Accrued Series A preferred stock dividends	-	-	-	-	(3,811)	-	-	(3,811)
Accrued Series B preferred stock dividends	-	-	-	-	(1,522)	-	-	(1,522)
Net loss	-	-	-	-	-	(38,282)	(44)	(38,326)
Balance, June 30, 2021	93,377,516	$9	-	$-	$237,359	$(360,713)	$-	$(123,345)

	Six Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance, December 31, 2019	62,857,624	$5	5,500,692	$1	$225,382	$(93,091)	$10,633	$142,930
Class A common stock issuance	5,529,622	1	-	-	1,437	-	-	1,438
Conversion of Class B common stock to Class A common stock	485,795	1	(485,795)	(1)	-	-	-	-
Share-based compensation	-	-	-	-	3,218	-	264	3,482
Tax withholding related to vesting of share-based compensation	(154,253)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(357,575)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(12,114)	-	-	(12,114)
Accrued Series A preferred stock dividends	-	-	-	-	(3,596)	-	-	(3,596)
Accrued Series B preferred stock dividends	-	-	-	-	(666)	-	-	(666)
Net loss	-	-	-	-	-	(185,323)	(10,897)	(196,220)
Balance, June 30, 2020	68,361,213	$7	5,014,897	$-	$213,591	$(278,414)	$-	$(64,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

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

The Company’s fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. The Company has two designs for hydraulic fracturing units: (1) Conventional Fleets, which are powered by diesel fuel and utilize traditional internal combustion engines, transmissions, and radiators and (2) Clean Fleet®, which replaces the traditional engines, transmissions, and radiators with electric motors powered by electricity generated by natural gas-fueled turbine generators. Both designs utilize high-pressure hydraulic fracturing pumps mounted on trailers. The Company refers to the group of pump trailers and other equipment necessary to perform a typical fracturing job as a “fleet” and the personnel assigned to each fleet as a “crew”. In May 2021, the Company announced its commitment to becoming an all-electric hydraulic fracturing service provider and that it expects to fully exit the diesel frac market by the end of 2021.

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

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and stockholders’ deficit of the Company as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of long-lived assets, impairment assessments of goodwill and other long-lived assets, estimates of fair value of warrant liabilities, term loan, and convertible senior notes, and the valuation of share-based compensation and certain equity instruments. Actual results could differ from those estimates.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in approved capital expenditures of $513 and $6, respectively, as of June 30, 2021, and $513 and $1,056, respectively, as of December 31, 2020.

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows:
	June 30,
	2021	2020
Cash and cash equivalents	$57,544	$3,423
Restricted cash	519	519
Cash and cash equivalents and restricted cash	$58,063	$3,942

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our high-pressure hydraulic fracturing operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. During the three months ended June 30, 2021, the Company recorded a write-down of $1.4 million related to obsolete inventory parts. As of June 30, 2021 and December 31, 2020, the Company had established inventory reserves of $0.2 million and $0.3 million, respectively, for obsolete and slow-moving inventory.

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

In the first quarter of 2020, our review of impairment of long-lived assets necessitated a review of the useful lives of our property and equipment. Current trends in hydraulic fracturing equipment operating conditions, such as increasing treating pressures and higher pumping rates, along with the increase in daily pumping time are shortening the useful life of certain critical components we use. We determined that the average useful life of fluid ends and fuel injectors was less than one year, which resulted in our determination that costs associated with the replacement of these components would no longer be capitalized, but instead expensed as they are used in operations. This change in accounting estimate was made effective in March 2020 and accounted for prospectively.

Assets Held for Sale

Assets that are classified as held for sale are measured at the lower of their carrying amount or fair value less expected selling costs (“estimated selling price”) with a loss recognized to the extent that the carrying amount exceeds the estimated selling price. The classification is applicable at the date upon which the sale of assets is probable and the assets are available for immediate sale in their present condition. Upon determining that an asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports the assets, if material, in assets held for sale in its condensed consolidated balance sheets.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on the estimated selling price, we recognize the difference as an impairment charge. When an impairment charge is recorded, subsequent changes to the estimated selling price of assets held for sale are recorded as gains or losses to the condensed consolidated statements of operations wherein the recognition of subsequent gains is limited to the cumulative loss previously recognized. During the six months ended June 30, 2021, the Company recorded no impairment charges on its held for sale assets.

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

Convertible Notes and Convertible Preferred Stock

When the Company issues convertible notes or convertible preferred stock, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible note instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815-15. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the condensed consolidated balance sheet at fair value, with any changes in its fair value recognized in the condensed consolidated statements of operations.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

If a conversion feature does not meet the conditions to be separated and accounted for as an embedded derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, at a later time. The beneficial conversion feature (“BCF”) for convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

If the convertible note contains a BCF, the amount of the proceeds allocated to the BCF reduces the balance of the convertible note, creating a discount which is amortized over the note’s term to interest expense in the condensed consolidated statements of operations.

When a convertible preferred stock contains a BCF, after allocating the proceeds to the BCF, the resulting discount is either amortized as deemed dividends over the period beginning when the convertible preferred stock is issued up to the earliest date the conversion feature may be exercised, or if the conversion feature is immediately exercisable, the discount is fully amortized at the date of issuance.

Fair Value of Financial Instruments

Fair value is defined under ASC 820, Fair Value Measurement, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are defined as follows:

•	Level 1–inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2–inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3–inputs are unobservable for the asset or liability.

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2021 and December 31, 2020:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $193.2 million and $198.0 million as of June 30, 2021 and December 31, 2020, respectively, based on the market price quoted from external sources. If the Senior Secured Term Loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of June 30, 2021 and December 31, 2020, respectively.

Warrants. The Company’s warrants are accounted for as liabilities and measured at fair value. See “Note 8 – Warrant Liabilities” for fair value measurements associated with the Company’s warrants.

Convertible Senior Notes. As of June 30, 2021, the fair value of the Convertible Senior Notes is $91.2 million, based on an option pricing framework using a lattice model. If the Convertible Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The Company has elected to use the “as invoiced” practical expedient to recognize revenue based upon the amount it has a right to invoice upon the completion of each performance obligation per the terms of the contract.

Patent License Sales. On June 24, 2021, the Company issued a Convertible Senior Note (See “Note 11 – Convertible Senior Notes”) convertible into a patent license agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and the Company entered into a Patent License Agreement (the “License Agreement”), which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric hydraulic fracturing fleets using the Company’s patented Clean Fleet® technology (the “licenses”). Upon entry into the License Agreement, the Company sold three licenses to build and operate three electric frac fleets, each valued at $7.5 million.

The sales of the right to use the Company’s patented Clean Fleet® technology is a single performance obligation. The Company recognizes the income associated with the patent license sales at the point in time when the Company satisfies its performance obligation by granting the purchaser the right to use the patented Clean Fleet® technology and transfer of control has occurred. The patent license sales are recognized as other income in our condensed consolidated statement of operations.

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

During the six months ended June 30, 2021, the Company entered into an Assignment of Claim Agreement (the “Assignment”) with a third-party, whereby the Company transferred to the third-party all right, title, and interest in the Company’s claim in the amount of $14.5 million in connection with a customer’s bankruptcy. The Assignment was for consideration of $2.5 million, which the Company received on April 26, 2021. During the first quarter of 2021, the Company wrote-off the related receivables of $12.0 million, which was the unrealized amount of the claim assigned and was previously reserved for in full as of December 31, 2020. As of June 30, 2021, the Company did not record an allowance for doubtful accounts.

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

The following tables show the percentage of revenues from our significant customers for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Customer B	12.9%	19.0%
Customer C	10.6%	24.1%
Customer E	19.6%	26.5%
Customer F	17.8%	30.4%
Customer H	12.1%	*
Customer I	11.4%	*

	Six Months Ended June 30,
	2021	2020
Customer A	*	17.2%
Customer B	12.9%	15.2%
Customer C	11.6%	16.4%
Customer E	18.1%	12.5%
Customer F	19.0%	14.6%
Customer H	15.2%	*

An asterisk indicates that revenue is less than ten percent.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table shows the percentage of trade receivables from our significant customers:

	June 30, 2021	December 31, 2020
Customer B	12.8%	32.2%
Customer C	*	17.0%
Customer D	10.6%	*
Customer E	27.3%	*
Customer F	13.1%	12.7%
Customer G	*	12.5%
Customer H	*	13.5%
Customer I	16.4%	*

An asterisk indicates that trade receivable is less than ten percent.

Income Taxes

The Company, under ASC 740, Accounting for Income Taxes, uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in the Amended Annual Report, that are of significance, or potential significance to the Company.

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

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid insurance	$9,519	$3,162
Recoverable costs from insurance	-	4,635
Income tax receivable	757	1,567
Other current assets	2,124	1,343
Total prepaid expenses and other current assets	$12,400	$10,707

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

During the six months ended June 30, 2021, the Company prepaid $11.7 million in insurance premiums related to renewals of various insurance policies.

The $4.6 million of recoverable costs from insurance, recorded as of December 31, 2020, was collected in full during the first quarter of 2021.

NOTE 5 – INTANGIBLE ASSETS

A summary of intangible assets consisted of the following:

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of June 30, 2021
Trademarks	10	$1,415	$260	$1,155
Patents	20	12,775	947	11,828
		$14,190	$1,207	$12,983
As of December 31, 2020
Trademarks	10	$1,415	$156	$1,259
Patents	20	12,775	568	12,207
		$14,190	$724	$13,466

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively, which was included as part of depreciation and amortization in the condensed consolidated statements of operations.

As of June 30, 2021, the estimated amortization expense for future periods is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2021	$483
2022	966
2023	966
2024	966
2025	966
Thereafter	8,636
Total	$12,983

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	June 30, 2021	December 31, 2020
Fracturing equipment	1.5 to 25	$235,095	$263,869
Light duty vehicles (1)	5	3,943	2,483
Furniture and fixtures	5	67	67
IT equipment	3	2,306	1,676
Auxiliary equipment	2 to 20	12,686	11,058
Leasehold improvements	Term of lease	287	287
		254,384	279,440
Less: Accumulated depreciation and amortization		(41,083)	(44,108)
Property and equipment, net		$213,301	$235,332

(1)

As of June 30, 2021 and December 31, 2020, the Company had capitalized $1.5 million and $0.3 million, respectively, related to capital leases and the accumulated depreciation was $127 and $31, respectively.

Depreciation and amortization expense related to property and equipment was $9.6 million and $17.4 million for the three months ended June 30, 2021 and 2020, respectively, and $20.5 million and $49.4 million for the six months ended June 30, 2021 and 2020, respectively.

The Company recognized a gain of $0.5 million and a loss of $0.9 million from the disposal of assets for the three months ended June 30, 2021 and 2020, respectively, and a loss of $1.9 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively.

Assets Held for Sale

In May 2021, the Company announced its commitment to becoming an all-electric hydraulic fracturing services provider and that it expects to fully exit the diesel frac market by the end of 2021. As a result, the Company has been executing a plan to sell its diesel fracturing equipment. As of June 30, 2021, the Company has classified $14.7 million in net book value of diesel fracturing equipment, that is anticipated to be sold in the next 12 months, as assets held for sale on the condensed consolidated balance sheet.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued payroll and benefits	$6,636	$7,208
Accrued taxes	3,335	5,380
Accrued interest	638	317
Other current liabilities	1,601	1,876
Accrued expenses and other current liabilities	$12,210	$14,781

NOTE 8 – WARRANT LIABILITIES

Warrants

As of June 30, 2021, a total of 19,167,417 public warrants and private placement warrants were outstanding, and exercisable for an aggregate of 9,583,709 shares of Class A common stock. Each public warrant and private placement warrant entitles its holder to purchase one half of one share of Class A common stock at an exercise price of $5.75 per half share ($11.50 for full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The public warrants and private placement warrants expire on November 9, 2023 or earlier upon redemption.

During the three and six months ended June 30, 2021, the Company issued 444,444 and 888,888 additional Series A warrants to the purchasers of Series A preferred stock, respectively, in accordance with the Series A preferred stock purchase agreement. As of June 30, 2021, 5,733,329 Series A warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 5,733,329 shares of Class A common stock. The Series A warrants have an exercise price of $7.66 per share and expire on November 25, 2025.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Fair Value Measurement

The Company’s warrants are accounted for as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s condensed consolidated statements of operations each reporting period.

The following tables present the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
As of June 30, 2021
Public warrants	$1,809	$-	$-	$1,809
Private placement warrants	-	1,880	-	1,880
Series A warrants	-	5,225	-	5,225
	$1,809	$7,105	$-	$8,914
As of December 31, 2020
Public warrants	$254	$-	$-	$254
Private placement warrants	-	248	-	248
Series A warrants	-	1,117	-	1,117
	$254	$1,365	$-	$1,619

Public warrants. The fair value of the public warrants are classified as Level 1 in the fair value hierarchy and valued using quoted market prices, as they are traded in active markets.

Private placement warrants. The fair value of the private placement warrants are classified as Level 2 in the fair value hierarchy and determined using a Monte Carlo simulation model.

Series A warrants. The fair value of the Series A warrants are classified as Level 2 in the fair value hierarchy and determined using the Black-Scholes valuation method.

The following assumptions were used to calculate the fair value for the private placement warrants and Series A warrants:

	Private Placement Warrants	Series A Warrants
As of June 30, 2021
Expected remaining life	2.4 years	4.4 years
Volatility rate	153.0%	153.0%
Risk-free interest rate	0.3%	0.7%
Expected dividend rate	0%	0%

As of December 30, 2020
Expected remaining life	2.86 years	4.9 years
Volatility rate	115.8%	115.8%
Risk-free interest rate	0.2%	0.4%
Expected dividend rate	0%	0%

NOTE 9 – NOTES PAYABLE

During the six months ended June 30, 2021, the Company entered into various insurance premium finance agreements amounting to $9.1 million, payable in equal monthly installments at a weighted average interest rate of 5.4%. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the condensed consolidated balance sheets. As of June 30, 2021, the Company had a remaining balance of $6.4 million related to the notes payable.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 10 – DEBT

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
Senior Secured Term Loan	$233,687	$246,250
ABL Credit Facility	33,682	23,710
PPP Loan	10,000	10,000
USDA Loan	25,000	21,996
Equipment financing	11,128	12,866
Capital leases	1,234	229
Total debt principal balance	314,731	315,051
Unamortized debt discount and issuance costs	(9,317)	(17,576)
Current maturities	(15,936)	(13,573)
Net Long-term debt	$289,478	$283,902

Senior Secured Term Loan

On June 24, 2021, the Company, USWS LLC, as the borrower, and all other subsidiaries of the Company entered into a Fifth Amendment (the “Fifth Term Loan Amendment”) to the Senior Secured Term Loan Credit Agreement (as amended, the “Senior Secured Term Loan”) with CLMG Corp., as administrative and collateral agent, and the lenders party thereto. The Senior Secured Term Loan matures on December 5, 2025.

Pursuant to the Fifth Term Loan Amendment, the agent and lenders agreed to make certain modifications and amendments to the Senior Secured Term Loan to, among other things, permit the incurrence of debt and liens in connection with the Convertible Senior Notes as described in “Note 11 – Convertible Senior Notes”. Additionally, pursuant to the Fifth Term Loan Amendment, other covenants were amended including, but not limited to, certain covenants relating to collateral, asset dispositions, and special purpose entities used for stand-alone equipment financings. In the Fifth Term Loan Amendment, the Company also agreed to a mandatory prepayment of $7.0 million, which is payable within 30 days of the Fifth Term Loan Amendment as long as certain requirements in the ABL Credit Facility agreement are met.

The deferral period for interest on the Senior Secured Term Loan was shortened by three months, to January 1, 2022, in accordance with the Fifth Term Loan Amendment, and the Senior Secured Term Loan will resume incurring interest at that date at the applicable benchmark rate, subject to a 2.0% floor, plus the applicable margin of 8.25% per annum, subject to the following exceptions. If on December 31, 2021, either:

•

the outstanding principal amount of the Senior Secured Term Loan is equal to or less than $132.0 million but greater than $110.0 million then the interest rate shall be 0.0% per annum from January 1, 2022 through March 31, 2022; and

•

the outstanding principal amount of the Senior Secured Term Loan is equal to or less than $110.0 million then the interest rate shall be 0.0% per annum from January 1, 2022 through March 31, 2022 and 2.0% per annum from April 1, 2022 through December 31, 2022, provided, that if on April 1, 2022, the outstanding principal amount of the Senior Secured Term Loan is equal to or less than $103.0 million then the interest rate shall be 1.0% per annum from April 1, 2022 through December 31, 2022.

Since April 2020, the Company has accounted for the Senior Secured Term Loan as a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. The subsequent amendments, including the Fifth Term Loan Amendment, did not result in a significant modification or extinguishment resulting in no change in accounting for the Senior Secured Term Loan. In connection with the Fifth Term Loan Amendment, the Company paid $3.0 million to the lenders under the Senior Secured Term Loan, which was accounted for as a debt discount and is amortized to interest expense using the effective interest method over the remaining term of the Senior Secured Term Loan.

During the six months ended June 30, 2021, the Company made principal payments of $12.6 million, which included prepayments of $7.6 million. The early repayment of debt resulted in a write-off of $798 of unamortized debt discount and issuance costs and prepayment fees of $41, all of which were presented as loss on extinguishment of debt in the condensed consolidated statements of operations.

As of June 30, 2021, the outstanding principal balance of the Senior Secured Term Loan was $233.7 million, of which $12.0 million was due within one year from the balance sheet date.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

ABL Credit Facility

On June 24, 2021, the Company, USWS LLC, and all other subsidiaries of the Company entered into a Fourth Amendment (the “Fourth ABL Amendment”) to the ABL Credit Agreement (as amended, the “ABL Credit Facility”) with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. The ABL Credit Facility matures on April 1, 2025.

Pursuant to the Fourth ABL Amendment, the lenders agreed to make certain modifications and amendments to the ABL Credit Facility to, among other things, permit the incurrence of debt and liens in connection with the Convertible Senior Notes.

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. As of June 30, 2021, the borrowing base was $46.3 million and the outstanding revolver loan balance was $33.7 million, classified as long-term debt in the condensed consolidated balance sheets.

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

Payments of Debt Obligations due by Period

As of June 30, 2021, the schedule of the repayment requirements of long-term debt is as follows:

Principal Amount
Fiscal Year	of Long-term Debt
Remainder of 2021	$11,442
2022	9,042
2023	9,517
2024	10,054
2025	256,098
Thereafter	18,578
Total	$314,731

NOTE 11 – CONVERTIBLE SENIOR NOTES

On June 24, 2021, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”). As of June 30, 2021, pursuant to the Note Purchase Agreement, the Company issued $125.5 million in aggregate principal amount of 16.0% Convertible Senior Secured (Third Lien) PIK Notes due June 5, 2026 (the “Convertible Senior Notes”), in a private placement to institutional investors (the “Private Placement”), comprised of Cash Notes, Exchange Notes (collectively with the Cash Notes, the “Equity Linked Notes”) and a License Linked Note, as described below, which mature on June 5, 2026. The Convertible Senior Notes are secured by a third priority security interest in the collateral that secures the Company’s obligations under the Senior Secured Term Loan.

Cash Notes. On June 24, 2021, in connection with the Private Placement, the Company issued and sold $45.0 million in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock for cash (the “Cash Notes”) with an applicable initial conversion price of $0.98 subject to adjustment. On June 25, 2021, the Company issued and sold an additional $19.0 million in principal amount of Cash Notes with an applicable initial conversion price of $1.25 subject to adjustment.

Exchange Notes. On June 24, 2021, in connection with the Private Placement, the Company issued and sold $20.0 million in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock in exchange for 15,588 shares of the Company’s Series A preferred stock (the “Exchange Notes”). On June 25, 2021, the Company issued and sold an additional $19.0 million in principal amount of Exchange Notes for 14,802 shares of Series A preferred stock. The Exchange Notes are convertible at an initial conversion price of $2.00 subject to adjustment.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

License Linked Note. On June 24, 2021, in connection with the Private Placement, the Company issued and sold $22.5 million in principal amount of a Convertible Senior Note that was convertible into a patent license agreement (the “License Linked Note”). On June 29, 2021, the holder exercised its right to convert the License Linked Note in full and the Company entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric hydraulic fracturing fleets using the Company’s patented Clean Fleet® technology (the “licenses”). Upon entry into the License Agreement, the holder purchased three licenses to build and operate three electric frac fleets, each valued at $7.5 million. The Company recognized the $22.5 million as other income from patent license sales in its condensed consolidated statement of operations. The debt issuance costs associated with the License Linked Note were fully amortized.

The carrying value of the Convertible Senior Notes is as follows:

June 30, 2021
Principal	$103,000
PIK interest	258
Unamortized debt premium	1,898
Unamortized debt discount and issuance costs	(19,479)
Net Convertible Senior Notes	$85,677

In June 2021, the Company received $86.5 million in cash proceeds from the issuance of the Convertible Senior Notes. The Company used a portion of the proceeds from the issuance of the Convertible Senior Notes to pay the cash settlement amount in accordance with the Settlement Agreement (as described in “Note 17 – Commitments and Contingencies”) and expects to use the remainder for general corporate purposes, including growth capital.

The Convertible Senior Notes bear interest at a rate of 16.0% per annum. Accrued and unpaid interest is calculated on the last day of each quarter, commencing September 30, 2021, and will be paid in kind (“PIK”) on such date by increasing the principal amount of the outstanding Convertible Senior Notes. The Company has accrued PIK interest of $0.3 million related to the Convertible Senior Notes for the three months ended June 30, 2021.

Each Equity Linked Note, subject to earlier conversion, is due and payable on June 5, 2026 in shares of Class A common stock equal to the entire outstanding and unpaid principal balance, plus any PIK interest, subject to certain limitations on the number of shares of Class A common stock that may be issued and which would require the Company to settle the conversion in payment partially in cash. The number of shares of Class A common stock will be based on the twenty-day volume weighted average trading price of the Class A common stock immediately preceding the maturity date. The Equity Linked Notes are convertible at any time at the option of the holder into a number of shares of Class A common stock equal to the principal amount of such notes then outstanding plus PIK interest through the conversion date divided by the then applicable conversion price as described above. If the Company experiences an event of default (as defined in the Note Purchase Agreement), which is continuing on the maturity date, then payment of principal and PIK interest shall be made in cash on any outstanding Equity Linked Notes.

Additionally, following the first anniversary of the Note Purchase Agreement, and at any time in which there are no issued and outstanding shares of Series A preferred stock or Series B preferred stock, if the twenty-day volume weighted average trading price of the Class A common stock is greater than $2.00 for ten trading days during any twenty consecutive trading day period, the Company may deliver a notice to the holder of an Equity Linked Note to convert such Equity Linked Notes at the conversion prices set forth above.

In accordance with ASC 480, the Company evaluated the Equity Linked Notes and determined they should be classified as liabilities due to the unconditional obligation to settle the notes in a variable number of shares of the Company’s Class A common stock based on a fixed monetary amount known at inception. Certain of the Equity Linked Notes issued were initially measured at fair value as they were considered new instruments issued concurrently to extinguish the Series A preferred stock. See “Note 12 – Mezzanine Equity” for the discussion of Series A preferred stock exchange.

The initial measurement at fair value of those certain Equity Linked Notes resulted in the Company recording a premium of $1.9 million and a total discount of $16.1 million. The Company amortizes such premium and discount as an adjustment to interest expense using the effective interest method over the term of the Equity Linked Notes.

We incurred transaction costs related to the issuance of the Convertible Senior Notes of $4.0 million which were recorded as debt issuance costs and are presented as a direct deduction from the carrying amount of the Convertible Senior Notes on our condensed consolidated balance sheet. The debt issuance costs are being amortized under the effective interest method over the term of the Convertible Senior Notes. Amortization expense is included in interest expense and was $0.7 million related to the Convertible Senior Notes for the three months ended June 30, 2021.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 12 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the six months ended June 30, 2021:

	Shares	Amount
Series A preferred stock as of December 31, 2020	50,000	$50,975
Exchange of Series A preferred stock for Convertible Senior Notes	(30,390)	(33,716)
Deemed and imputed dividends on Series A preferred stock	-	750
Accrued Series A preferred stock dividends	-	3,811
Series A preferred stock as of June 30, 2021	19,610	$21,820

At the initial closing of the Series A preferred stock purchase agreement on May 24, 2019, the Company issued Series A warrants exercisable for shares of Class A common stock. See “Note 8 – Warrant Liabilities” for the discussion of the Series A warrants issued pursuant to the Series A preferred stock purchase agreement.

During the three months ended June 30, 2021, the Company exchanged 30,390 shares of Series A preferred stock for $39.0 million in principal amount of Convertible Senior Notes. Accordingly, the Company recorded a reduction of $33.7 million in the carrying value of the Series A preferred stock during the three months ended June 30, 2021. Concurrent with such exchange, the Company also received, from such holders of the Series A preferred stock total cash proceeds of $39.0 million in consideration for an additional $39.0 million in principal amount of Convertible Senior Notes. In connection with the extinguishment of the Series A preferred stock, the Company initially recorded the Convertible Senior Notes issued to such holders at a total fair value of $63.8 million. The difference of $8.9 million between the fair value of the Convertible Senior Notes issued and the carrying amount of $72.7 million of consideration received was recorded in additional paid in capital as a return from the Series A preferred holders for the three months ended June 30, 2021.

As of June 30, 2021, 19,610 shares of Series A preferred stock were outstanding and convertible into 3,782,285 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $5.6 million and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) activities for the six months ended June 30, 2021:

	Shares	Amount
Series B preferred stock as of December 31, 2020	22,050	$22,686
Conversion of Series B preferred stock to Class A common stock	(1,012)	(1,067)
Accrued Series B preferred stock dividends	-	1,522
Series B preferred stock as of June 30, 2021	21,038	$23,141

In February 2021 and May 2021, 762 and 250 shares of Series B preferred stock and related accrued dividends were converted into 2,745,778 and 927,500 shares of Class A common stock, respectively, pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series B preferred stock. Accordingly, the Company recorded a reduction of $0.3 million and $1.1 million in the carrying value of the Series B preferred stock during the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, 21,038 shares of Series B preferred stock were outstanding and convertible into 79,512,587 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series B preferred stock was $3.5 million and reflected in the carrying value of Series B preferred stock.

NOTE 13 – STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. See “Note 12 – Mezzanine Equity” for the discussion of preferred stock issued and outstanding.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 93,377,516 and 72,515,342 shares of Class A common stock issued and outstanding, respectively. As of June 30, 2021, 1,000,000 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $12.00 for any 20 trading days within any 30-trading day period, and 609,677 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $13.50.

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of our Class A common stock over a period of time. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company increased the number of shares of Class A common stock that it may offer in accordance with the terms of the ATM Agreement by an additional $39.7 million in excess of the original amount of $10.3 million.

During the three and six months ended June 30, 2021, the Company sold 2,381,660 and 15,006,317 shares of Class A common stock for total net proceeds of $2.9 million and $13.6 million and paid $0.1 million and $0.4 million in commissions under the ATM Agreement, respectively. The Company did not sell any shares of Class A common stock under the ATM Agreement during the three months ended June 30, 2020. Since inception on June 26, 2020 through June 30, 2021, the Company has sold a total of 15,798,575 shares of Class A common stock under the ATM Agreement for total net proceeds of $14.0 million and paid $0.4 million in commissions.

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

As of December 31, 2020, there were 2,302,936 shares of Class B common stock issued and outstanding, which were all converted to an equivalent number of shares of Class A common stock during the six months ended June 30, 2021. As of June 30, 2021, there were no shares of Class B common stock issued and outstanding.

Noncontrolling Interest

During the first quarter of 2021, the remaining noncontrolling interest holders of USWS Holdings exchanged all of their respective shares for the Company’s Class A common stock. Accordingly, USWS Holdings became the Company’s wholly owned subsidiary as of March 31, 2021.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional Class A common shares that could have been outstanding assuming the exercise of stock options and warrants, conversion of Series A and Series B preferred stock, conversion of Class B common stock, vesting of restricted shares of Class A common stock, conversion of Convertible Senior Notes and issuance of Class A common stock associated with the deferred stock units and certain performance awards.

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(17,716)	$(19,505)	$(38,282)	$(185,323)
Net loss attributable to cancellable Class A common stock	316	471	721	4,703
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(17,400)	(19,034)	(37,561)	(180,620)
Dividends accrued on Series A preferred stock	(1,998)	(1,845)	(3,811)	(3,596)
Dividends accrued on Series B preferred stock	(811)	(666)	(1,522)	(666)
Deemed and imputed dividends on Series A preferred stock	(286)	(5,142)	(750)	(12,114)
Deemed and imputed dividends on Series B preferred stock	(1,501)	-	(5,669)	-
Exchange of Series A preferred stock for Convertible Senior Notes	8,936	-	8,936	-
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(13,060)	$(26,687)	$(40,377)	$(196,996)

Denominator:
Weighted average shares outstanding	90,202,949	66,620,619	85,419,935	63,424,948
Cancellable Class A common stock	(1,609,677)	(1,609,677)	(1,609,677)	(1,609,677)
Basic and diluted weighted average shares outstanding	88,593,272	65,010,942	83,810,258	61,815,271
Basic and diluted net income (loss) per share attributable to Class A common shareholders	$(0.15)	$(0.41)	$(0.48)	$(3.19)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dilutive earnings per share:
Anti-dilutive stock options	877,266	877,266	877,266	877,266
Anti-dilutive warrants	15,317,038	16,658,427	15,317,038	16,658,427
Anti-dilutive restricted stock	1,079,249	1,675,825	1,079,249	1,675,825
Anti-dilutive deferred stock units	8,911,858	-	8,911,858	-
Anti-dilutive shares from Pool B awards	10,124,725	-	10,124,725	-
Anti-dilutive Class B common stock convertible into Class A common stock	-	5,014,897	-	5,014,897
Anti-dilutive Series A preferred stock convertible into Class A common stock	3,782,285	9,392,230	3,782,285	9,392,230
Anti-dilutive Series B preferred stock convertible into Class A common stock	79,512,587	73,754,101	79,512,587	73,754,101
Anti-dilutive Convertible Senior Notes convertible into Class A common stock	80,822,372	-	80,822,372	-
Potentially dilutive securities excluded as anti-dilutive	200,427,380	107,372,746	200,427,380	107,372,746

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 15 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Restricted stock	$876		$1,188		$1,701		$3,012
Stock options	216		215		430		469
DSUs	246		-		492		-
Pool A Awards	395		-		481		-
Pool B Awards	277		-		557		-
Total	$2,010	(1)	$1,403	(2)	$3,661	(3)	$3,481	(4)

(1)	$276 was presented as cost of services and $1,734 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(2)	$284 was presented as cost of services and $1,119 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(3)	$474 was presented as cost of services and $3,187 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(4)	$1,202 was presented as cost of services and $2,279 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2021:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Non-vested restricted stock as of December 31, 2020	1,449,287	$8.85
Granted	-	-
Vested	(353,378)	8.91
Forfeited	(16,660)	8.91
Non-vested restricted stock as of June 30, 2021	1,079,249	$8.83

As of June 30, 2021, the total unrecognized compensation cost related to restricted stock was $5.5 million which is expected to be recognized over a weighted-average period of 1.68 years.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	877,266	$8.91	5.21
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding as of June 30, 2021	877,266	$8.91	4.71
Exercisable as of June 30, 2021	438,633	$8.91	4.71

As of June 30, 2021, the total unrecognized compensation cost related to stock options was $1.5 million which is expected to be recognized over a weighted average period of 1.71 years.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Deferred Stock Units (“DSUs”)

The following table summarizes the DSUs activity for the six months ended June 30, 2021:

	Units	Weighted- Average Grant Date Fair Value per Unit
Non-vested DSUs as of December 31, 2020	8,911,858	$0.33
Granted	-	-
Vested	(2,970,619)	0.33
Forfeited	-	-
Non-vested DSUs as of June 30, 2021	5,941,239	$0.33

As of June 30, 2021, the total unrecognized compensation cost related to DSUs was $1.5 million which is expected to be recognized over a weighted average period of 1.5 years.

Pool A Performance Awards

In the fourth quarter of 2020, the Company made grants of Pool A Performance Awards (“Pool A Awards”) to certain key employees of the Company. The Company accounted for the Pool A Awards under liability accounting as a result of the fixed monetary amount that could be settled either in cash or a variable number of shares of the Company’s Class A common stock. The Pool A Awards became fully vested as of January 1, 2021. Since the settlement will not occur until the fifth anniversary of the grant date, the Company considered the delayed settlement as a post-vesting restriction which impacted the determination of grant-date fair value of the award.

As of June 30, 2021, the fair value of the Pool A Awards liability was remeasured to $2.8 million, which was estimated using a risk-adjusted discount rate reflecting the weighted-average cost of capital of similarly traded public companies.

During the three and six months ended June 30, 2021, the Company recorded additional compensation cost of $0.1 million and $0.2 million, respectively, attributable to the change in fair value of the Pool A Awards liability.

Pool B Performance Awards

In the fourth quarter of 2020, the Company made grants of Pool B Performance Awards (“Pool B Awards”) to certain key employees of the Company. The Pool B Awards vest over three years in equal installments each year on the anniversary of the vesting effective date, subject to the grantee’s continuous services through each vesting period.

On January 1, 2021, one-third of the fair value of the Pool B Awards vested in the amount of $1.1 million. As of June 30, 2021, the unvested fair value of the Pool B Awards was $2.2 million.

As of June 30, 2021, the total unrecognized compensation cost related to Pool B Awards was $1.7 million, which is expected to be recognized over a weighted average period of 1.5 years.

NOTE 16 – INCOME TAXES

On March 27, 2020, the President signed the CARES Act into law. The CARES Act contains several corporate income tax provisions, including, among other things, providing a 5-year carryback of net operating loss (“NOL”) tax carryforwards generated in tax years 2018, 2019, and 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, temporarily liberalizing the interest deductions rules under Section 163(j) of the Tax Cuts and Jobs Act of 2017, and making corporate alternative minimum tax credits immediately refundable. During the second quarter of 2020, the Company filed an application to carry back its 2018 NOLs, claiming a refund of approximately $0.8 million, which was received during the three months ended June 30, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the taxing authorities.

The Company’s effective tax rate on continuing operations for the six months ended June 30, 2021 was (0.07)%.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

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

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of June 30, 2021 or December 31, 2020. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

After consideration of all of the information available, management determined that a valuation allowance was appropriate, as it is more likely than not that the Company will not utilize its net deferred tax assets.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company was named a defendant in a case filed on January 14, 2019 in the Superior Court of the State of Delaware styled Smart Sand, Inc. v. U.S. Well Services LLC, C.A. 19C-01-144 PRW. Smart Sand, Inc. (“Smart Sand”) alleged that the Company breached a multi-year contract under which Smart Sand supplied frac sand to the Company. Smart Sand claimed damages of approximately $54.0 million. The Company denied that it breached the contract, alleged that Smart Sand breached the contract first, and asserted counterclaims for the misuse of the Company’s confidential information. The Company also asserted that the contract contained unenforceable penalty provisions. On June 1, 2021, the court ruled against the Company in the case on the breach of contract claim and subsequently, on June 17, 2021, entered judgement in favor of Smart Sand in the amount of approximately $51.0 million.

On June 28, 2021, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Smart Sand, pursuant to which the Company and Smart Sand reached a settlement of all matters in dispute. Pursuant to the Settlement Agreement, the Company agreed to pay $35.0 million in cash and to provide Smart Sand certain rights of first refusal related to the supply of frac sand for a period of two years (the “Settlement”). The parties to the Settlement Agreement also released each other from claims arising from or related to the Smart Sand litigation or the final judgment of the court. As of June 30, 2021, the Company paid $35.0 million to Smart Sand and the settlement expense was reflected as litigation settlement on the condensed consolidated statement of operations.

Equipment Purchase Agreement

On June 29, 2021, the Company entered into an Equipment Purchase and Sale Agreement to purchase equipment for $61.5 million. The Company made an initial deposit of $12.3 million in July 2021 and anticipates the remaining $49.2 million to be paid over the next two years, with $32.8 million in 2022 and $16.4 million in 2023.

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its hydraulic fracturing operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall.

As of June 30, 2021, the Company’s contracted volumes in dollars was $8.3 million. The Company’s minimum commitments was $6.1 million, which represents the aggregate amounts that we would be obligated to pay if we procured no additional proppant under the contracts after June 30, 2021.

Lease Agreements

The Company has various operating leases for facilities with terms ranging from 36 to 76 months.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Rent expense was $333 and $525 for the three months ended June 30, 2021 and 2020, respectively, of which $271 and $330, respectively, are recorded as cost of services and $62 and $195, respectively, are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations. Rent expense was $629 and $1,187 for the six months ended June 30, 2021 and 2020, respectively, of which $496 and $803, respectively, are recorded as cost of services and $133 and $384, respectively, are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases and capital leases as of June 30, 2021:

Fiscal Year	Operating Leases	Capital Leases
Remainder of 2021	$471	$182
2022	828	364
2023	308	364
2024	258	358
2025	67	50
Total minimum future rentals	$1,932	$1,318

The total capital leases payments include a nominal amount of imputed interest.

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.4 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 18 – RELATED PARTY TRANSACTIONS

On June 24, 2021, Crestview Partners (“Crestview”) purchased $40.0 million of Convertible Senior Notes that are convertible into shares of the Company’s Class A common stock for consideration of $20.0 million in cash and in exchange for 15,588 shares of the Company’s Series A preferred stock.

On April 1, 2020, Crestview purchased 11,500 shares of Series B preferred stock for a total payment of $11.5 million. The TCW Group, Inc. purchased 6,500 shares of Series B preferred stock for a total payment of $6.5 million and David Matlin, a member of the Company’s Board of Directors, purchased 1,878 shares of Series B preferred stock for a total payment of $1.9 million.

NOTE 19 – SUBSEQUENT EVENTS

Convertible Senior Notes

On July 12, 2021 and July 13, 2021, the Company issued an additional $6.0 million in aggregate principal amount of Convertible Senior Notes under the Note Purchase Agreement to certain investors for cash, which mature on June 5, 2026. The additional Convertible Senior Notes are convertible into shares of the Company’s Class A common stock with an applicable initial conversion price of $1.25 subject to adjustment.

On July 27, 2021, the Company issued an additional $5.0 million in aggregate principal amount of Convertible Senior Notes under the Note Purchase Agreement to a certain investor for cash, which mature on June 5, 2026. The additional Convertible Senior Notes are convertible into shares of the Company’s Class A common stock with an applicable initial conversion price of $0.98 subject to adjustment.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The interest and settlement terms for the Convertible Senior Notes issued in July 2021 are the same as the Equity Linked Notes previously issued in June 2021. See “Note 11 – Convertible Senior Notes” for additional information.

Assets Held for Sale

Subsequent to June 30, 2021, the Company classified an additional $8.1 million in net book value of diesel fracturing equipment, that is anticipated to be sold in the next 12 months, as assets held for sale.

During July 2021, we received $18.0 million in proceeds from the sale of various assets that were classified as held for sale.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include geological, operating and economic factors and declining prices and market conditions, including reduced expected or realized oil and gas prices and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service; the effectiveness of management's strategies and decisions; our ability to obtain financing, raise capital and continue as a going concern; our ability to implement our internal growth and acquisition growth strategies; our ability to convert to an all electric hydraulic fracturing service provider and to exit the diesel frac market; general economic and business conditions specific to our primary customers; our ability to collect accounts receivable; compliance with our debt agreements and equity-related securities; volatility in market prices; our ability to satisfy the continued listing requirements of Nasdaq with respect to our Class A common stock and warrants or to cure any continued listing standard deficiency with respect thereto; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as natural disasters, catastrophes and severe weather conditions, including floods, hurricanes and earthquakes; public health crises, such as a pandemic, including the COVID-19 pandemic and new and potentially more contagious variants of COVID-19, such as the delta variant; acts of war or terrorist acts and the governmental or military response thereto; and cyber-attacks adversely affecting our operation. This Report identifies other factors that could cause such differences. There can be no assurance that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under "Risk Factors" in this Report and in our Amended Annual Report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “USWS”, “we”, or “our” shall mean U.S. Well Services, Inc. and its subsidiaries.

Overview

We provide high-pressure, hydraulic fracturing services in oil and natural gas basins. Both our conventional and Clean Fleet® hydraulic fracturing fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all of our fleets operate on a 24-hour basis and have the ability to withstand high utilization rates, which results in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America. In May 2021, we announced our commitment to becoming an all-electric hydraulic fracturing service provider and that we expect to fully exit the diesel frac market by the end of 2021. As a result of this strategic transition, we expect to become the first publicly-traded, pure-play electric completions services provider.

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

The following table presents our cost of services for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Materials	$6,737	$2,490	$15,453	$12,938
Transportation	3,220	1,427	6,259	10,970
Labor	24,003	10,172	47,689	43,281
Maintenance	14,916	6,746	31,511	22,617
Other (1)	10,376	8,176	20,971	24,359
Cost of services	$59,252	$29,011	$121,883	$114,165
(1)	Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

The global health and economic crisis sparked by the COVID-19 pandemic and the associated decrease in commodity prices has significantly impacted industry activity since late in the first quarter of 2020. Weaker economic activity and lower demand for crude oil, driven by the persistence of the COVID-19 pandemic, adversely impacted our business, resulting in a reduction in our active fleet count and fleet utilization levels throughout much of 2020. During the fourth quarter of 2020, crude oil prices averaged $42 per barrel and since then have been increasing, averaging approximately $66 per barrel during the second quarter of 2021. As commodity prices have continued to improve demand for hydraulic fracturing services and the number of working fracturing fleets have also increased significantly.

In May 2021, we announced our plan to exit the diesel frac market by the end of 2021 pursuant to our strategy of becoming an all-electric hydraulic fracturing services provider. As a result, we have been executing on our plan to sell our diesel fracturing equipment. We plan on using proceeds from these sales to reduce outstanding indebtedness and for general corporate purposes, including the buildout of our next-generation all-electric fracturing fleets. Additionally, we expect the corresponding reduction of average active fleets to have a short-term significant impact on our results of operations starting in the third quarter of 2021 as we end our remaining contracts which utilize diesel frac equipment. Specifically, we expect revenues, cost of services, and depreciation to start declining in the third quarter of 2021, until such time we are able to generate business activity from the new buildout of next-generation all-electric fracturing fleets.

Results of Operations

Three months ended June 30, 2021, compared to the three months ended June 30, 2020

(in thousands, except percentages)

	Three Months Ended June 30,
	2021	% (1)	2020	% (1)	Variance	% Variance
Revenue	$78,799	100.0%	$39,837	100.0%	$38,962	97.8%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	59,252	75.2%	29,011	72.8%	30,241	104.2%
Depreciation and amortization	9,836	12.5%	17,358	43.6%	(7,522)	(43.3)%
Selling, general and administrative expenses	7,214	9.2%	5,220	13.1%	1,994	38.2%
Litigation settlement	35,000	44.4%	-	0.0%	35,000	100.0%
Loss (gain) on disposal of assets	(545)	(0.7)%	853	2.1%	(1,398)	(163.9)%
Loss from operations	(31,958)	(40.6)%	(12,605)	(31.6)%	(19,353)	*(2)
Interest expense, net	(7,333)	(9.3)%	(5,665)	(14.2)%	(1,668)	29.4%
Change in fair value of warrant liabilities	(136)	(0.2)%	(1,364)	(3.4)%	1,228	*(2)
Patent license sales	22,500	28.6%	-	0.0%	22,500	100.0%
Loss on extinguishment of debt	(839)	(1.1)%	-	0.0%	(839)	*(2)
Other income	23	0.0%	45	0.1%	(22)	*(2)
Income tax expense (benefit)	(27)	(0.0)%	13	0.0%	(40)	*(2)
Net loss	$(17,716)	(22.5)%	$(19,602)	(49.2)%	$1,886	(9.6)%

(1)	As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)	Not meaningful.

Revenue. The increase in revenue was primarily attributable to an increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior period. Our average active fleet count during the period increased to 9 fleets compared to 4 fleets in the prior comparable period. However, we expect revenue to decline in future quarters as we end our remaining diesel fracturing equipment-related contracts in the third quarter of 2021.

Cost of services, excluding depreciation and amortization. The increase in cost of services, excluding depreciation and amortization, was attributable to the increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior period. Similar to revenue, we expect cost of services, excluding depreciation and amortization, to decline in future quarters as we end our remaining diesel fracturing equipment-related contracts in the third quarter of 2021.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets because of impairment losses recorded in the first quarter of 2020. We expect depreciation and amortization to decline in future quarters as we execute on our plan to sell our diesel fracturing equipment.

Litigation settlement. The Company was named as a defendant in a lawsuit filed in January 2019 by a vendor alleging that the Company breached a multi-year contract. In June 2021, following entry of the final judgement by the court in favor of the vendor, the Company entered into a settlement agreement whereby it paid $35.0 million in cash.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to reinstatement of salary levels during the second quarter of 2021 due to improved economic conditions as compared to the prior period. Additionally, there was an increase in share-based compensation expense during the second quarter of 2021 as compared to the prior period due to the equity awards issued in the fourth quarter of 2020.

Loss (gain) on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. In May 2021, the Company announced its plan to exit the diesel frac market and began selling its diesel fracturing equipment. As a result, we recognized a gain on disposal of assets during the second quarter of 2021 as compared to a loss on disposal of assets in the prior period.

Interest expense, net. The increase was primarily attributable to the interest expense associated with the Convertible Senior Notes issued during the second quarter of 2021.

Patent license sales. On June 24, 2021, the Company issued $22.5 million in principal amount of a Convertible Senior Note that was convertible into a patent license agreement (the “License Agreement”). On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and the Company entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric hydraulic fracturing fleets using the Company’s patented Clean Fleet® technology. Upon entry into the License Agreement, the Company sold three licenses to build and operate three electric frac fleets, each valued at $7.5 million.

Six months ended June 30, 2021, compared to the six months ended June 30, 2020

(in thousands, except percentages)

	Six Months Ended June 30,
	2021	% (1)	2020	% (1)	Variance	% Variance
Revenue	$155,057	100.0%	$151,872	381.2%	$3,185	2.1%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	121,883	78.6%	114,165	286.6%	7,718	6.8%
Depreciation and amortization	20,942	13.5%	49,366	123.9%	(28,424)	(57.6)%
Selling, general and administrative expenses	14,604	9.4%	24,277	60.9%	(9,673)	(39.8)%
Impairment of long-lived assets	-	0.0%	147,543	370.4%	(147,543)	100.0%
Litigation settlement	35,000	22.6%	-	0.0%	35,000	100.0%
Loss on disposal of assets	1,891	1.2%	5,097	12.8%	(3,206)	(62.9)%
Loss from operations	(39,263)	(25.3)%	(188,576)	(473.4)%	149,313	* (2)
Interest expense, net	(13,516)	(8.7)%	(13,621)	(34.2)%	105	(0.8)%
Change in fair value of warrant liabilities	(7,287)	(4.7)%	5,189	13.0%	(12,476)	*(2)
Patent license sales	22,500	14.5%	-	0.0%	22,500	100.0%
Loss on extinguishment of debt	(839)	(0.5)%	-	0.0%	(839)	*(2)
Other income	52	0.0%	51	0.1%	1	* (2)
Income tax expense (benefit)	(27)	(0.0)%	(737)	(1.9)%	710	* (2)
Net loss	$(38,326)	(24.7)%	$(196,220)	(492.6)%	$157,894	* (2)

(1)	As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)	Not meaningful.

Revenue. The increase in revenue was primarily attributable to an increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the second quarter of 2020. Our average active fleet count during the period increased to 10 fleets compared to 8 fleets in the prior comparable period. However, we expect revenue to decline in future quarters as we end our remaining diesel fracturing equipment-related contracts in the third quarter of 2021.

Cost of services, excluding depreciation and amortization. The increase in cost of services, excluding depreciation and amortization, was attributable to the increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior comparable period. Similar to revenue, we expect cost of services, excluding depreciation and amortization, to decline in future quarters as we end our remaining diesel fracturing equipment-related contracts in the third quarter of 2021.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets because of impairment losses recorded in the first quarter of 2020. We expect depreciation and amortization to decline in future quarters as we execute on our plan to sell our diesel fracturing equipment.

Selling, general and administrative expenses. The decrease in selling, general, and administrative expenses was primarily attributable to our recording of a bad debt reserve of $9.0 million in the first quarter of 2020 due to the economic downturn at the end of that prior period.

Impairment of long-lived assets. As a result of impairment tests that we performed in the first quarter of 2020, we determined that the carrying value of long-lived assets exceeded their fair value. Therefore, we recorded an impairment charge of $147.5 million in the first quarter of 2020 to reduce the carrying value of property and equipment and finite-lived intangible assets to fair value. No such impairment charge was recorded during the six months end June 30, 2021.

Loss on disposal of assets. The amount of loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our hydraulic fracturing equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our hydraulic fracturing pump components and the amount of gain or loss recognized. The decrease in the loss on disposal of assets was primarily attributable to the assets sold during the second quarter of 2021 and the significant decrease in loss on disposal of assets related to fluid ends, due to a change in accounting estimate related to their useful life during the second quarter of 2020. Beginning in the second quarter of 2020, fluid ends are expensed as they were used in operations, due to their shortened useful life estimate.

Litigation settlement. The Company was named as a defendant in a lawsuit filed in January 2019 by a vendor alleging that the Company breached a multi-year contract. In June 2021, following entry of the final judgement by the court in favor of the vendor, the Company entered into a settlement agreement to pay $35.0 million in cash, among other things. The cash portion of the settlement agreement was paid in June 2021.

Patent license sales. On June 24, 2021, the Company issued $22.5 million in principal amount of a Convertible Senior Note that was convertible into the License Agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and the Company entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric hydraulic fracturing fleets using the Company’s patented Clean Fleet® technology. Upon entry into the License Agreement, the Company sold three licenses to build and operate three electric frac fleets, each valued at $7.5 million.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flow generated from operating activities, proceeds from the issuance of equity, proceeds from the issuance of Convertible Senior Notes, and borrowings and borrowing capacity under our ABL Credit Facility.

We believe that our current cash position, working capital balance, favorable payment terms under our Senior Secured Term Loan, borrowing capacity under our ABL Credit Facility, and amounts raised from the issuance of Convertible Senior Notes and shares of Class A common stock under the ATM Agreement will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next twelve months.

Senior Secured Term Loan and ABL Credit Facility

As of June 30, 2021, our Senior Secured Term Loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, asset dispositions, paying dividends, transactions with affiliates, mergers, consolidations and special purpose entities used for stand-alone equipment financings. In addition, all borrowings under our ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of June 30, 2021, the borrowing base was $46.3 million and the outstanding revolver loan balance was $33.7 million. As of June 30, 2021, we were in compliance with all of the covenants under our Senior Secured Term Loan and our ABL Credit Facility.

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

Convertible Senior Notes

In June 2021, we issued an aggregate of $125.5 million in principal amount of 16.0% Convertible Senior Secured (Third Lien) PIK Notes due June 2026 (the “Convertible Senior Notes”) in exchange for cash and shares of Series A preferred stock. In June 2021, we received cash proceeds of $86.5 million. We used a portion of the proceeds to pay a litigation settlement of $35.0 million and expect that the remaining proceeds will be used for general corporate purposes, including capital growth. As of June 30, 2021, we had $103.0 million of principal outstanding of the Convertible Senior Notes, which are convertible into the shares of the Company’s Class A common stock. In July 2021, we issued an additional $11.0 million in aggregate principal amount of Convertible Senior Notes under the Note Purchase Agreement to certain investors for cash.

ATM Agreement

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock over a period of time. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company increased the number of shares of Class A common stock that it may offer in accordance with the terms of the ATM Agreement by an additional $39.7 million in excess of the original amount of $10.3 million. During the six months ended June 30, 2021, the Company sold 15,006,317 shares of Class A common stock for total net proceeds of $13.6 million and paid $0.4 million in commissions under the ATM Agreement. Since inception on June 26, 2020 through June 30, 2021, the Company has sold a total of 15,798,575 shares of Class A common stock under the ATM Agreement for total net proceeds of $14.0 million and paid $0.4 million in commissions.

Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(28,371)	$21,513
Investing activities	(16,288)	(25,720)
Financing activities	97,460	(33,255)

Operating Activities. Net cash provided by (used in) operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, provision for losses on accounts receivable and inventory, interest, impairment losses, losses on disposal of assets, changes in fair value of warrant liabilities and share-based compensation and the impact of changes in operating assets and liabilities. Net cash used in operating activities was $28.4 million for the six months ended June 30, 2021 primarily due to a litigation settlement of $35.0 million and $3.0 million of working capital payments from proceeds under our USDA Loan.

Net cash provided by operating activities was $21.5 million for the six months ended June 30, 2020, primarily attributable to accelerated collections of accounts receivables, which was offset in part by interest payments of $24.3 million related to our Senior Secured Term Loan.

Investing Activities. Net cash used in investing activities decreased by $9.4 million from the prior corresponding period, primarily due to reduced growth and maintenance capital expenditures due to the decline in business activity that occurred at the end of the first quarter of 2020 and continued into the second quarter of 2020. Net cash used in investing activities was $16.3 million for the six months ended June 30, 2021, primarily due to $24.8 million in purchases of property and equipment, which related to maintaining and supporting our existing hydraulic fracturing equipment and payments made to replace damaged property and equipment. This was offset in part by $6.4 million of insurance proceeds related to the damaged property and equipment and $2.1 million of proceeds from the sale of property and equipment.

Net cash used in investing activities was $25.7 million for the six months ended June 30, 2020, primarily due to $40.8 million in purchases of property and equipment, consisting of $16.0 million related to maintaining and supporting our existing hydraulic fracturing equipment and $24.8 million related to growth. This was offset in part by proceeds of $15.0 million from the sale of certain property and equipment.

Financing Activities. During the six months ended June 30, 2021, cash provided by financing activities reflected proceeds of $24.7 million under our ABL Credit Facility, $3.0 million of proceeds from issuance of long-term debt, $86.5 million of proceeds from the issuance of Convertible Senior Notes, $9.1 million of proceeds of notes payable and proceeds of $13.6 million from the issuance of common stock, offset in part by payments related to our ABL Credit Facility of $14.8 million, long-term debt of $12.6 million, notes payable of $3.7 million, equipment financing arrangements of $1.7 million and debt issuance costs of $6.6 million.

During the six months ended June 30, 2020, cash used in financing activities reflected repayments related to our ABL Credit Facility of $33.4 million, repayment of long-term debt of $2.5 million, repayment of notes payable of $4.1 million, repayments of equipment financing agreements of $1.5 million, repayments of finance leases of $2.8 million and debt issuance costs of $20.1 million. This was offset by $19.9 million in net proceeds from the issuance of Series B preferred stock and $11.2 million of proceeds under our ABL Credit Facility.

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

We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on several factors, including expected industry activity levels and company initiatives. We intend to fund most of our capital expenditures, contractual obligations and working capital needs with cash on hand, cash generated from operations, borrowing capacity under our ABL Credit Facility and other financing sources.

Off-Balance Sheet Arrangements

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity, and capital resources. The most significant of these off-balance sheet arrangements include equipment and sand purchase commitments disclosed in “Note 17 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the quarter ended June 30, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as liabilities as more fully described in our Amended Annual Report. Notwithstanding the material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows as of the dates and for the periods presented in accordance with GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting and Status

Management implemented remediation steps to address the material weakness, described above and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We further plan to improve this process by enhancing access to accounting literature, research materials and documents and increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

See “Note 17 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.

Item 1A. Risk Factors.

Except as set forth below, no material changes have occurred from the risk factors previously disclosed in the Company’s Amended Annual Report. See also Part I, Item 2 “Disclosure Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

Our planned exit from the diesel frac market may negatively impact our liquidity and our ability to generate revenues and service our outstanding indebtedness for a period of time.

In May 2021, we announced our commitment to becoming an all-electric hydraulic fracturing service provider and that we expect to fully exit the diesel frac market by the end of 2021. We have sold a portion of our diesel frac equipment and expect to continue to sell off the remainder of our diesel frac equipment, which has and will result in a reduction in the number of fleets we have available to provide hydraulic fracturing services until we are able to build out our all-electric hydraulic fracturing equipment.  Until we are able to complete the build out of the electric equipment, we expect to generate less revenue, which may adversely impact our ability to service our outstanding indebtedness.  Additionally, the decrease in revenue will result in a reduction in the borrowing base available under our ABL Credit Facility, which may adversely impact our liquidity.

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
4.1

Registration Rights Agreement, dated June 24, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

4.2

First Amendment to Registration Rights Agreement, dated June 25, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.3	Form of Cash Note (included as Exhibit B-1 to the Note Purchase Agreement filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q).
4.4	Form of Exchange Note (included as Exhibit B-2 to the Note Purchase Agreement filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q).
4.5	Form of License Linked Notes (included as Exhibit B-3 to the Note Purchase Agreement filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q).
10.1*	Equipment Purchase Agreement, dated May 21, 2021, between U.S. Well Services, LLC and Alamo Pump Holdings, LLC.
10.2

Note Purchase Agreement, dated June 24, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto and Wilmington Savings Fund Society, FSB, as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.3

First Amendment to Note Purchase Agreement, dated June 25, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto and Wilmington Savings Fund Society, FSB, as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.4

Settlement Agreement and Release by and among Smart Sand, Inc., U.S. Well Services, LLC and U.S. Well Services, Inc., dated June 28, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.5

Consent and Fifth Amendment to the Senior Secured Term Loan Credit Agreement dated June 24, 2021, among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings LLC, CLMG Corp., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.6

Fourth Amendment and Limited Consent to ABL Credit Agreement dated as of June 24, 2021, by and among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit lender (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.7

Guarantee and Third Lien Collateral Agreement, dated as of June 24, 2021, among U.S. Well Services, Inc., U.S. Well Services, LLC, USWS Holdings LLC, and the other grantors referred to therein, in favor of Wilmington Savings Fund Society, FSB, as notes agent (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.8

Amended and Restated Intercreditor Agreement by and among Bank of America, N.A., CLMG Corp., Wilmington Savings Fund Society, FSB, and U.S. Well Services, LLC, dated June 24, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.9*	Patent License Agreement, effective as of June 29, 2021, by and between U.S. Well Services, LLC and ProFrac Holdings LLC.
10.10*	Equipment Purchase and Sale Agreement, dated June 29, 2021, between AmeriMex Motor & Controls, LLC and U.S. Well Services, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2021.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer