Form 10-Q
period 2021-09-30
U.S. WELL SERVICES, INC.
filed 2021-11-12
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of November 1, 2021, the registrant had 52,351,768 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$29,860	$3,693
Restricted cash	735	1,569
Accounts receivable (net of allowance for doubtful accounts of $0 and $12,000 as of September 30, 2021 and December 31, 2020, respectively)	38,362	44,393
Inventory, net	5,571	7,965
Assets held for sale	16,687	-
Prepaids and other current assets	10,034	10,707
Total current assets	101,249	68,327
Property and equipment, net	217,883	235,332
Intangible assets, net	12,742	13,466
Goodwill	4,971	4,971
Other assets	1,505	1,127
TOTAL ASSETS	$338,350	$323,223
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$33,455	$36,362
Accrued expenses and other current liabilities	11,963	14,781
Notes payable	3,848	998
Current portion of long-term debt	5,000	10,000
Current portion of equipment financing	3,658	3,519
Current portion of capital lease obligations	484	54
Total current liabilities	58,408	65,714
Warrant liabilities	6,867	1,619
Long-term debt	242,460	274,555
Convertible senior notes	100,863	-
Long-term equipment financing	6,552	9,347
Long-term capital lease obligations	1,309	-
Other long-term liabilities	7,524	3,539
Total liabilities	423,983	354,774
Commitments and contingencies (NOTE 17)
Mezzanine equity:
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 19,610 shares and 50,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $26,225 and $60,418 as of September 30, 2021 and December 31, 2020, respectively	22,817	50,975
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares authorized; 0 shares and 22,050 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 and $24,100 as of September 30, 2021 and December 31, 2020, respectively	-	22,686
Stockholders' deficit:
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 52,352,178 shares and 20,718,659 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1)	5	2
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 0 shares and 2,302,936 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Additional paid in capital (1)	261,837	217,217
Accumulated deficit	(370,292)	(322,431)
Total Stockholders' deficit	(108,450)	(105,212)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$338,350	$323,223

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$56,477	$44,042	$211,534	$195,914
Costs and expenses:
Cost of services (excluding depreciation and amortization)	58,115	31,157	179,998	145,321
Depreciation and amortization	6,980	16,393	27,922	65,759
Selling, general and administrative expenses	11,142	6,098	25,746	30,376
Impairment of long-lived assets	-	-	-	147,543
Litigation settlement	-	-	35,000	-
Loss (gain) on disposal of assets	(12,001)	755	(10,110)	5,852
Loss from operations	(7,759)	(10,361)	(47,022)	(198,937)
Interest expense, net	(10,634)	(5,748)	(24,150)	(19,369)
Change in fair value of warrant liabilities	2,052	1,783	(5,235)	6,972
Patent license sales	-	-	22,500	-
Gain on extinguishment of debt, net	6,645	-	5,806	-
Other income	117	30	169	81
Loss before income taxes	(9,579)	(14,296)	(47,932)	(211,253)
Income tax benefit	-	(87)	(27)	(824)
Net loss	(9,579)	(14,209)	(47,905)	(210,429)
Net loss attributable to noncontrolling interest	-	(51)	(44)	(10,948)
Net loss attributable to U.S. Well Services, Inc.	(9,579)	(14,158)	(47,861)	(199,481)
Dividends accrued on Series A preferred stock	(997)	(1,854)	(4,808)	(5,450)
Dividends accrued on Series B preferred stock	(3,069)	(681)	(4,591)	(1,347)
Deemed and imputed dividends on Series A preferred stock	-	(464)	(750)	(12,578)
Deemed dividends on Series B preferred stock	(1,509)	-	(7,178)	-
Exchange of Series A preferred stock for convertible senior notes	-	-	8,936	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(15,154)	$(17,157)	$(56,252)	$(218,856)
Loss per common share (See Note 14):
Basic and diluted (1)	$(0.50)	$(0.88)	$(2.14)	$(11.80)
Weighted average common shares outstanding:
Basic and diluted (1)	29,802	19,048	25,919	18,123

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,905)	$(210,429)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	27,922	65,759
Change in fair value of warrant liabilities	5,235	(6,972)
Impairment of long-lived assets	-	147,543
Provision for losses on accounts receivable	9	9,031
Provision for losses on inventory obsolescence	2,428	603
Loss (gain) on disposal of assets	(10,110)	5,852
Convertible senior notes converted into sales of patent licenses	(22,500)	-
Amortization of debt discount, premium and issuance costs	5,131	3,372
Paid-in-kind interest on convertible senior notes	4,827	-
Gain on extinguishment of debt, net	(5,806)	-
Share-based compensation expense	9,517	4,519
Changes in assets and liabilities:
Accounts receivable	6,022	34,096
Inventory	(34)	1,128
Prepaids and other current assets	(6,649)	5,979
Accounts payable	3,408	(22,375)
Accrued liabilities	(3,213)	(8,360)
Accrued interest	11,465	(10,657)
Net cash provided by (used in) operating activities	(20,253)	19,089
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,565)	(43,948)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	32,933	15,778
Net cash used in investing activities	(14,632)	(28,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	28,589	25,723
Repayments of revolving credit facility	(29,950)	(51,034)
Proceeds from issuance of long-term debt	3,004	10,000
Repayments of long-term debt	(44,896)	(2,500)
Payment of fees related to debt extinguishment	(523)	-
Proceeds from issuance of convertible senior notes	97,500	-
Proceeds from issuance of notes payable	9,139	-
Repayments of notes payable	(6,289)	(6,201)
Repayments of amounts under equipment financing	(2,656)	(2,349)
Principal payments under capital lease obligations	(205)	(4,272)
Proceeds from issuance of common stock, net	13,562	19,596
Deferred financing costs	(7,057)	(20,248)
Net cash provided by (used in) financing activities	60,218	(31,285)
Net increase (decrease) in cash and cash equivalents and restricted cash	25,333	(40,366)
Cash and cash equivalents and restricted cash, beginning of period	5,262	41,404
Cash and cash equivalents and restricted cash, end of period	$30,595	$1,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Supplemental cash flow disclosure:
Interest paid	$2,004	$25,865
Income tax paid	-	144
Non-cash investing and financing activities:
Issuance of Class A common stock to senior secured term loan lenders	-	1,438
Issuance of Series B preferred stock to senior secured term loan lenders	-	1,050
Conversion of Series A preferred stock to Class A common stock	-	2,895
Exchange of Series A preferred stock for convertible senior notes	24,780	-
Conversion of Series B preferred stock to Class A common stock	27,277	-
Deemed and imputed dividends on Series A preferred stock	750	12,578
Accrued Series A preferred stock dividends	4,808	5,450
Accrued Series B preferred stock dividends	4,591	1,347
Changes in accrued and unpaid capital expenditures	6,316	12,149
Assets under capital lease obligations	1,769	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share amounts)

(unaudited)

	Three Months Ended September 30, 2021
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance, June 30, 2021	26,679,279	$3	-	$-	$237,365	$(360,713)	$-	$(123,345)
Class A common stock issuance for reverse stock split round up	24,197	-	-	-	-	-	-	-
Conversion of Series B preferred stock to Class A common stock	25,565,707	2	-	-	26,207	-	-	26,209
Share-based compensation	-	-	-	-	2,331	-	-	2,331
Restricted stock grants	88,025	-	-	-	-	-	-	-
Restricted stock forfeitures	(5,030)	-	-	-	-	-	-	-
Accrued Series A preferred stock dividends	-	-	-	-	(997)	-	-	(997)
Accrued Series B preferred stock dividends	-	-	-	-	(3,069)	-	-	(3,069)
Net loss	-	-	-	-	-	(9,579)	-	(9,579)
Balance, September 30, 2021	52,352,178	$5	-	$-	$261,837	$(370,292)	$-	$(108,450)

	Three Months Ended September 30, 2020
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance, June 30, 2020	19,531,768	$2	5,014,897	$-	$213,596	$(278,414)	$-	$(64,816)
Class A common stock issuance	114	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	774,846	-	(2,711,961)	-	-	-	-	-
Conversion of Series A preferred stock to Class A common stock	149,707	-	-	-	2,895	-	-	2,895
Share-based compensation	-	-	-	-	986	-	51	1,037
Restricted stock forfeitures	(52,477)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(464)	-	-	(464)
Accrued Series A preferred stock dividends	-	-	-	-	(1,854)	-	-	(1,854)
Accrued Series B preferred stock dividends	-	-	-	-	(681)	-	-	(681)
Net loss	-	-	-	-	-	(14,158)	(51)	(14,209)
Balance, September 30, 2020	20,403,958	$2	2,302,936	$-	$214,478	$(292,572)	$-	$(78,092)

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)

(in thousands, except share amounts)

(unaudited)

	Nine Months Ended September 30, 2021
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance, December 31, 2020	20,718,659	$2	2,302,936	$-	$217,217	$(322,431)	$-	$(105,212)
Class A common stock issuance	4,287,519	1	-	-	13,241	-	-	13,242
Class A common stock issuance for reverse stock split round up	24,197	-	-	-	-	-	-	-
Conversion of Class B common stock to Class A common stock	657,982	-	(2,302,936)	-	-	-	-	-
Conversion of Series B preferred stock to Class A common stock	26,615,215	2	-	-	27,275	-	-	27,277
Exchange of Series A preferred stock for convertible senior notes	-	-	-	-	8,936	-	-	8,936
Share-based compensation	-	-	-	-	5,467	-	44	5,511
Restricted stock grants	88,025	-	-	-	-	-	-	-
Tax withholding related to vesting of share-based compensation	(29,628)	-	-	-	(150)	-	-	(150)
Restricted stock forfeitures	(9,791)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(750)	-	-	(750)
Accrued Series A preferred stock dividends	-	-	-	-	(4,808)	-	-	(4,808)
Accrued Series B preferred stock dividends	-	-	-	-	(4,591)	-	-	(4,591)
Net loss	-	-	-	-	-	(47,861)	(44)	(47,905)
Balance, September 30, 2021	52,352,178	$5	-	$-	$261,837	$(370,292)	$-	$(108,450)

	Nine Months Ended September 30, 2020
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
.	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance, December 31, 2019	17,959,321	$2	5,500,692	$1	$225,385	$(93,091)	$10,633	$142,930
Class A common stock issuance	1,580,006	-	-	-	1,438	-	-	1,438
Conversion of Class B common stock to Class A common stock	913,645	-	(3,197,756)	(1)	1	-	-	-
Conversion of Series A preferred stock to Class A common stock	149,707	-	-	-	2,895	-	-	2,895
Share-based compensation	-	-	-	-	4,204	-	315	4,519
Tax withholding related to vesting of share-based compensation	(44,073)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(154,648)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(12,578)	-	-	(12,578)
Accrued Series A preferred stock dividends	-	-	-	-	(5,450)	-	-	(5,450)
Accrued Series B preferred stock dividends	-	-	-	-	(1,347)	-	-	(1,347)
Net loss	-	-	-	-	-	(199,481)	(10,948)	(210,429)
Balance, September 30, 2020	20,403,958	$2	2,302,936	$-	$214,478	$(292,572)	$-	$(78,092)

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company,” “we,” “us” or “our”), f/k/a Matlin & Partners Acquisition Corp (“MPAC”), is a Houston, Texas-based technology-focused oilfield service company focused on electric powered pressure pumping services for oil and natural gas exploration and production (“E&P”) companies in the United States. The process of well stimulation involves pumping a pressurized stream of fluid—typically a mixture of water, chemicals, and proppant—into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent or proppant becomes lodged in the cracks created by the stimulation process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

The Company’s fleets consist of all-electric, mobile well stimulation equipment and other auxiliary heavy equipment to perform stimulation services. The Company's Clean Fleet® well stimulation fleets replace the traditional engines, transmissions, and radiators used in conventional diesel fleets with electric motors powered by electricity generated by natural gas-fueled turbine generators. The Company utilizes high-pressure well stimulation pumps mounted on trailers and refers to the group of pump trailers and other equipment necessary to perform a typical job as a “fleet” and the personnel assigned to each fleet as a “crew”. In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and in August 2021, the Company ceased operations of its last active conventional diesel fleet, marking its exit from the conventional diesel pressure pumping market.

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

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and stockholders’ deficit of the Company as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2021.

Reverse Stock Split

At the annual meeting of the Company’s stockholders held on May 14, 2021, the Company’s stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split at a ratio to be determined by the Company’s Board of Directors within a specified range. On September 30, 2021, the Company effected a 1-for-3.5 reverse split of its Class A common stock. All owners of record as of September 30, 2021 received one issued and outstanding share of the Company’s Class A common stock in exchange for three and one half outstanding shares of the Company’s Class A common stock. No fractional shares of Class A common stock were issued as a result of the reverse stock split. Any fractional shares in connection with the reverse stock split were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock split had no impact on the number of shares of Class A common stock the Company is authorized to issue pursuant to its certificate of incorporation or on the par value per share of the Class A common stock. Proportional adjustments were made to the number of shares of Class A common stock issuable upon exercise or conversion of the Company's equity awards, convertible preferred stock and warrants, as well as the applicable exercise price. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the reverse stock split.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash in our condensed consolidated balance sheets. The restricted cash in our condensed consolidated balance sheet represents cash transferred into a trust account to support our workers’ compensation obligations and cash held for use in approved capital expenditures of $729 and $6, respectively, as of September 30, 2021, and $513 and $1,056, respectively, as of December 31, 2020.

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same amounts shown on the condensed consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$29,860	$519
Restricted cash	735	519
Cash and cash equivalents and restricted cash	$30,595	$1,038

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our pressure pumping operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. During the nine months ended September 30, 2021, the Company recorded $2.4 million of reserves for losses on inventory obsolescence primarily related to conventional diesel parts. During the nine months ended September 30, 2021, the Company recorded write-downs of $1.5 million related to obsolete inventory parts. As of September 30, 2021 and December 31, 2020, the Company had established inventory reserves of $1.3 million and $0.3 million, respectively, for obsolete and slow-moving inventory.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. Amounts spent for maintenance and repairs, which do not improve or extend the life of the related asset, are charged to expense as incurred.

The Company separately identifies and accounts for certain critical components of its well stimulation units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components. For our other service equipment, we do not separately identify and track depreciation of specific original components. When we replace components of these assets, we typically estimate the net book values of the components that are retired, which are based primarily upon their replacement costs, their ages and their original estimated useful lives.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

In the first quarter of 2020, our review of impairment of long-lived assets necessitated a review of the useful lives of our property and equipment. Current trends in pressure pumping equipment operating conditions, such as increasing treating pressures and higher pumping rates, along with the increase in daily pumping time are shortening the useful life of certain critical components we use. We determined that the average useful life of fluid ends and fuel injectors was less than one year, which resulted in our determination that costs associated with the replacement of these components would no longer be capitalized, but instead expensed as they are used in operations. This change in accounting estimate was made effective in March 2020 and accounted for prospectively.

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

When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on the estimated selling price, we recognize the difference as an impairment charge. When an impairment charge is recorded, subsequent changes to the estimated selling price of assets held for sale are recorded as gains or losses to the condensed consolidated statements of operations wherein the recognition of subsequent gains is limited to the cumulative loss previously recognized. During the nine months ended September 30, 2021, the Company recorded no impairment charges on its held for sale assets.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2021 and December 31, 2020:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $160.7 million and $198.0 million as of September 30, 2021 and December 31, 2020, respectively, based on the market price quoted from external sources. If the Senior Secured Term Loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

Equipment financing. The carrying value of the equipment financing approximates fair value as its terms are consistent with and comparable to current market rates as of September 30, 2021 and December 31, 2020, respectively.

Warrants. The Company’s warrants are accounted for as liabilities and measured at fair value. See “Note 8 – Warrant Liabilities” for fair value measurements associated with the Company’s warrants.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Convertible Senior Notes. As of September 30, 2021, the fair value of the Convertible Senior Notes is $96.8 million, based on an option pricing framework using a lattice model. If the Convertible Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.

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

Patent License Sales. On June 24, 2021, the Company issued a Convertible Senior Note (See “Note 11 – Convertible Senior Notes”) convertible into a patent license agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and the Company entered into a Patent License Agreement (the “License Agreement”), which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric well stimulation fleets using the Company’s patented Clean Fleet® technology (the “licenses”). Upon entry into the License Agreement, the Company sold three licenses to build and operate three electric well stimulation fleets, each valued at $7.5 million.

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

During the nine months ended September 30, 2021, the Company entered into an Assignment of Claim Agreement (the “Assignment”) with a third-party, whereby the Company transferred to the third-party all right, title, and interest in the Company’s claim in the amount of $14.5 million in connection with a customer’s bankruptcy. The Assignment was for consideration of $2.5 million, which the Company received on April 26, 2021. During the first quarter of 2021, the Company wrote-off the related receivables of $12.0 million, which was the unrealized amount of the claim assigned and was previously reserved for in full as of December 31, 2020. As of September 30, 2021, the Company did not record an allowance for doubtful accounts.

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following tables show the percentage of revenues from our significant customers for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Customer B	*	23.6%
Customer C	14.9%	21.5%
Customer E	16.7%	18.0%
Customer F	17.6%	26.0%
Customer I	21.1%	*

	Nine Months Ended September 30,
	2021	2020
Customer A	*	13.5%
Customer B	*	17.1%
Customer C	12.5%	17.5%
Customer E	17.7%	13.7%
Customer F	18.6%	17.1%
Customer H	11.1%	*

An asterisk indicates that revenue is less than ten percent.

The following table shows the percentage of trade receivables from our significant customers:

	September 30, 2021	December 31, 2020
Customer B	*	32.2%
Customer C	13.2%	17.0%
Customer D	13.2%	*
Customer E	25.1%	*
Customer F	*	12.7%
Customer G	*	12.5%
Customer H	*	13.5%
Customer I	29.0%	*

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in the Amended Annual Report, that are of significance, or potential significance to the Company.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, requiring a customer in a cloud computing arrangement that is a service contract to follow the guidance in ASC 350-40 in determining the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The new guidance will be effective for emerging growth companies for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2021, and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	$6,595	$3,162
Recoverable costs from insurance	-	4,635
Income tax receivable	757	1,567
Other current assets	2,682	1,343
Total prepaid expenses and other current assets	$10,034	$10,707

During the nine months ended September 30, 2021, the Company prepaid $11.7 million in insurance premiums related to renewals of various insurance policies.

The $4.6 million of recoverable costs from insurance, recorded as of December 31, 2020, was collected in full during the first quarter of 2021. In October 2021, we received approval of additional insurance proceeds of $2.8 million related to equipment damaged in the third quarter of 2020, of which we received $2.2 million on November 8, 2021.

NOTE 5 – INTANGIBLE ASSETS

A summary of intangible assets consisted of the following:

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of September 30, 2021
Trademarks	10	$1,415	$310	$1,105
Patents	20	12,775	1,138	11,637
		$14,190	$1,448	$12,742
As of December 31, 2020
Trademarks	10	$1,415	$156	$1,259
Patents	20	12,775	568	12,207
		$14,190	$724	$13,466

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets was $0.2 million for the three months ended September 30, 2021 and 2020, and $0.7 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, which was included as part of depreciation and amortization in the condensed consolidated statements of operations.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

As of September 30, 2021, the estimated amortization expense for future periods is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2021	$242
2022	966
2023	966
2024	966
2025	966
Thereafter	8,636
Total	$12,742

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	September 30, 2021	December 31, 2020
Pressure pumping equipment	1.5 to 25	$239,077	$263,869
Light duty vehicles (1)	5	4,442	2,483
Furniture and fixtures	5	67	67
IT equipment	3	1,331	1,676
Auxiliary equipment	2 to 20	12,552	11,058
Leasehold improvements	Term of lease	287	287
		257,756	279,440
Less: Accumulated depreciation and amortization		(39,873)	(44,108)
Property and equipment, net		$217,883	$235,332

(1)
As of September 30, 2021 and December 31, 2020, the Company had capitalized $2.4 million and $0.3 million, respectively, related to capital leases and the accumulated depreciation was $275 and $31, respectively.

Depreciation and amortization expense related to property and equipment was $6.7 million and $16.2 million for the three months ended September 30, 2021 and 2020, respectively, and $27.2 million and $64.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Assets Sales

In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and in August 2021, the Company ceased operations of its last active conventional diesel fleet, marking its exit from the conventional diesel pressure pumping market. As a result, the Company has been executing a plan to sell its diesel pressure pumping equipment. As of September 30, 2021, the Company has classified $16.7 million in net book value of diesel pressure pumping equipment, that is anticipated to be sold in the next 12 months, as assets held for sale on the condensed consolidated balance sheet.

During the nine months ended September 30, 2021, the Company received $26.6 million in proceeds from the sale of property and equipment, of which $23.4 million was for assets classified as held for sale. Subsequent to September 30, 2021, the Company received $41.1 million in proceeds from the sale of property and equipment, of which $6.0 million was for assets classified as assets held for sale. The Company used the proceeds received from the asset sales to pay down the principal of its Senior Secured Term Loan.

The Company recognized a gain of $12.0 million and $10.1 million from disposal of assets for the three and nine months ended September 30, 2021, respectively, and a loss of $0.8 million and $5.9 million for the three and nine months ended September 30, 2020, respectively.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued payroll and benefits	$5,830	$7,208
Accrued taxes	4,437	5,380
Accrued interest	425	317
Other current liabilities	1,271	1,876
Accrued expenses and other current liabilities	$11,963	$14,781

NOTE 8 – WARRANT LIABILITIES

Warrants

As of September 30, 2021, a total of 19,167,417 public warrants and private placement warrants were outstanding, and exercisable for an aggregate of 2,738,202 shares of Class A common stock. Each public warrant and private placement warrant entitles its holder to purchase one-seventh of a share of Class A common stock at an exercise price of $5.75 per warrant ($40.25 per full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The public warrants and private placement warrants expire on November 9, 2023 or earlier upon redemption.

During the three and nine months ended September 30, 2021, the Company issued 444,444 and 1,333,332 additional Series A warrants to the purchasers of Series A preferred stock, respectively, in accordance with the Series A preferred stock purchase agreement. As of September 30, 2021, 6,177,773 Series A warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 1,765,078 shares of Class A common stock. The Series A warrants entitle its holders to purchase two-sevenths of a share of Class A common stock at an exercise price of $7.66 per warrant ($26.81 per full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The Series A warrants expire on November 25, 2025.

Fair Value Measurement

The Company’s warrants are accounted for as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s condensed consolidated statements of operations each reporting period.

The following tables present the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Public warrants	$1,399	$-	$-	$1,399
Private placement warrants	-	1,440	-	1,440
Series A warrants	-	4,028	-	4,028
	$1,399	$5,468	$-	$6,867
As of December 31, 2020
Public warrants	$254	$-	$-	$254
Private placement warrants	-	248	-	248
Series A warrants	-	1,117	-	1,117
	$254	$1,365	$-	$1,619

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following assumptions were used to calculate the fair value for the private placement warrants and Series A warrants:

	Private Placement Warrants	Series A Warrants
As of September 30, 2021
Expected remaining life	2.1 years	4.2 years
Volatility rate	176.3%	176.3%
Risk-free interest rate	0.3%	0.8%
Expected dividend rate	0%	0%

As of December 30, 2020
Expected remaining life	2.86 years	4.9 years
Volatility rate	115.8%	115.8%
Risk-free interest rate	0.2%	0.4%
Expected dividend rate	0%	0%

NOTE 9 – NOTES PAYABLE

During the nine months ended September 30, 2021, the Company entered into various insurance premium finance agreements amounting to $9.1 million, payable in equal monthly installments at a weighted average interest rate of 5.4%. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the condensed consolidated balance sheets. As of September 30, 2021, the Company had a remaining balance of $3.8 million related to the notes payable.

NOTE 10 – DEBT

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
Senior Secured Term Loan	$201,353	$246,250
ABL Credit Facility	22,350	23,710
PPP Loan	-	10,000
USDA Loan	25,000	21,996
Equipment financing	10,210	12,866
Capital leases	1,793	229
Total debt principal balance	260,706	315,051
Unamortized debt discount and issuance costs	(1,243)	(17,576)
Current maturities	(9,142)	(13,573)
Net Long-term debt	$250,321	$283,902

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

During the nine months ended September 30, 2021, the Company made principal payments of $44.9 million, which included prepayments of $38.6 million driven primarily by asset sales. The early repayment of debt resulted in a write-off of $3.8 million of unamortized debt discount and issuance costs and prepayment fees of $0.5 million, all of which were presented as loss on extinguishment of debt in the condensed consolidated statements of operations.

As of September 30, 2021, the outstanding principal balance of the Senior Secured Term Loan was $201.4 million, of which $5.0 million was due within one year from the balance sheet date.

Subsequent to September 30, 2021, the Company made additional prepayments of $44.6 million on the Senior Secured Term Loan. As of November 8, 2021, the outstanding principal balance of the Senior Secured Term Loan was $156.8 million.

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

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. On September 30, 2021, the borrowing base was $39.2 million and the outstanding revolver loan balance was $22.3 million, classified as long-term debt in the condensed consolidated balance sheets.

Paycheck Protection Program ("PPP") Loan

In July 2020, the Company received an unsecured loan (the “PPP Loan”) in the principal amount of $10.0 million that bore interest at a rate of 1.0% per annum and matured in five years under the Paycheck Protection Program from a commercial bank. In August 2021, the Company was notified that the principal amount of $10.0 million and accrued interest of $0.1 million with respect to the PPP Loan had been forgiven. The loan amount and accrued interest was recognized as a gain on extinguishment of debt in the condensed consolidated statement of operations.

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Payments of Debt Obligations due by Period

As of September 30, 2021, the schedule of the repayment requirements of long-term debt is as follows:

Principal Amount
Fiscal Year	of Long-term Debt
Remainder of 2021	$2,264
2022	9,199
2023	9,682
2024	10,191
2025	210,791
Thereafter	18,579
Total	$260,706

NOTE 11 – CONVERTIBLE SENIOR NOTES

On June 24, 2021, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”). As of September 30, 2021, pursuant to the Note Purchase Agreement, the Company issued $136.5 million in aggregate principal amount of 16.0% Convertible Senior Secured (Third Lien) PIK Notes (the “Convertible Senior Notes”), in a private placement to institutional investors (the “Private Placement”), comprised of Cash Notes, Exchange Notes (collectively with the Cash Notes, the “Equity Linked Notes”) and a License Linked Note, as described below, which mature on June 5, 2026. The Convertible Senior Notes are secured by a third priority security interest in the collateral that secures the Company’s obligations under the Senior Secured Term Loan.

Equity Linked Notes. In June 2021 and July 2021, in connection with the Private Placement, the Company issued and sold $75.0 million in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock for cash (the “Cash Notes”). The conversion prices of the Cash Notes range from $3.43 to $4.38, subject to adjustment.

In June 2021, in connection with the Private Placement, the Company issued and sold $39.0 million in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock in exchange for 30,390 shares of the Company’s Series A preferred stock (the “Exchange Notes”). The Exchange Notes are convertible at a conversion price of $7.00 subject to adjustment.

License Linked Note. On June 24, 2021, in connection with the Private Placement, the Company issued and sold a Convertible Senior Note in the principal amount of $22.5 million that was convertible into a patent license agreement (the “License Linked Note”). On June 29, 2021, the holder exercised its right to convert the License Linked Note in full and the Company entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric well stimulation fleets using the Company’s patented Clean Fleet® technology (the “licenses”). Upon entry into the License Agreement, the holder purchased three licenses to build and operate three electric well stimulation fleets, each valued at $7.5 million. The Company recognized the $22.5 million as other income from patent license sales in its condensed consolidated statement of operations. The debt issuance costs associated with the License Linked Note were fully amortized.

The carrying value of the Convertible Senior Notes is as follows:

September 30, 2021
Principal	$114,000
PIK interest	4,827
Unamortized debt premium	1,872
Unamortized debt discount and issuance costs	(19,836)
Net Convertible Senior Notes	$100,863

During the nine months ended September 30, 2021, the Company received $97.5 million in cash proceeds from the issuance of the Convertible Senior Notes. The Company used a portion of the proceeds from the issuance of the Convertible Senior Notes to pay the cash settlement amount in accordance with the Settlement Agreement (as described in “Note 17 – Commitments and Contingencies”) and expects to use the remainder for general corporate purposes, including growth capital.

The Convertible Senior Notes bear interest at a rate of 16.0% per annum. Accrued and unpaid interest is calculated on the last day of each quarter, commencing September 30, 2021, and will be paid in kind (“PIK”) on such date by increasing the principal amount of the outstanding Convertible Senior Notes. The Company has accrued PIK interest of $4.8 million related to the Convertible Senior Notes for the nine months ended September 30, 2021.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Each Equity Linked Note, subject to earlier conversion, is due and payable on June 5, 2026 in shares of Class A common stock equal to the entire outstanding and unpaid principal balance, plus any PIK interest, subject to certain limitations on the number of shares of Class A common stock that may be issued and which would require the Company to settle the conversion in payment partially in cash. The number of shares of Class A common stock will be based on the 20-day volume weighted average trading price of the Class A common stock immediately preceding the maturity date. The Equity Linked Notes are convertible at any time at the option of the holder into a number of shares of Class A common stock equal to the principal amount of such notes then outstanding plus PIK interest through the conversion date divided by the then applicable conversion price as described above. If the Company experiences an event of default (as defined in the Note Purchase Agreement), which is continuing on the maturity date, then payment of principal and PIK interest shall be made in cash on any outstanding Equity Linked Notes.

Additionally, following the first anniversary of the Note Purchase Agreement, and at any time in which there are no issued and outstanding shares of Series A preferred stock or Series B preferred stock, if the 20-day volume weighted average trading price of the Class A common stock is greater than $7.00 for 10 trading days during any 20 consecutive trading day period, the Company may deliver a notice to the holder of an Equity Linked Note to convert such Equity Linked Notes at the conversion prices set forth above.

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

During the nine months ended September 30, 2021, we incurred transaction costs related to the issuance of the Convertible Senior Notes of $4.4 million which were recorded as debt issuance costs and are presented as a direct deduction from the carrying amount of the Convertible Senior Notes on our condensed consolidated balance sheet. The debt issuance costs are being amortized under the effective interest method over the term of the Convertible Senior Notes. Amortization expense related to the Convertible Senior Notes was $27 and $706 for the three and nine months ended September 30, 2021, respectively, and is presented in interest expense in the condensed consolidated statements of operations.

NOTE 12 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the nine months ended September 30, 2021:

	Shares	Amount
Series A preferred stock as of December 31, 2020	50,000	$50,975
Exchange of Series A preferred stock for Convertible Senior Notes	(30,390)	(33,716)
Deemed and imputed dividends on Series A preferred stock	-	750
Accrued Series A preferred stock dividends	-	4,808
Series A preferred stock as of September 30, 2021	19,610	$22,817

At the initial closing of the Series A preferred stock purchase agreement on May 24, 2019, the Company issued Series A warrants exercisable for shares of Class A common stock. See “Note 8 – Warrant Liabilities” for the discussion of the Series A warrants issued pursuant to the Series A preferred stock purchase agreement.

In June 2021, the Company exchanged 30,390 shares of Series A preferred stock for the Exchange Notes. Accordingly, the Company recorded a reduction of $33.7 million in the carrying value of the Series A preferred stock during the nine months ended September 30, 2021. Concurrent with the issuance of the Exchange Notes, the Company also received, from such holders of the Series A preferred stock total cash proceeds of $39.0 million in consideration for an additional $39.0 million in principal amount of Convertible Senior Notes (the "Cash Notes"). In connection with the extinguishment of the Series A preferred stock, the Company initially recorded the Convertible Senior Notes issued to such holders at a total fair value of $63.8 million. The difference of $8.9 million between the fair value of the Convertible Senior Notes issued and the carrying amount of $72.7 million of consideration received was recorded in additional paid in capital as a return from the Series A preferred holders for the nine months ended September 30, 2021.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

As of September 30, 2021, 19,610 shares of Series A preferred stock were outstanding and convertible into 1,123,362 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $6.6 million and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) activities for the nine months ended September 30, 2021:

	Shares	Amount
Series B preferred stock as of December 31, 2020	22,050	$22,686
Conversion of Series B preferred stock to Class A common stock	(22,050)	(27,277)
Accrued Series B preferred stock dividends	-	4,591
Series B preferred stock as of September 30, 2021	-	$-

In February 2021 and May 2021, 762 and 250 shares of Series B preferred stock and related accrued dividends were converted into 784,508 and 265,000 shares of Class A common stock, respectively, pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series B preferred stock.

On September 14, 2021, the Company amended the certificate of designations of the Series B preferred stock to provide that the Company could, subject to certain conditions, convert all, but not less than all, of the outstanding shares of the Series B preferred stock into shares of the Company's Class A common stock. Upon conversion, each holder of the Series B preferred stock would receive the number of shares of Class A common stock equal to the aggregate amount of Series B preferred stock dividends that would have accrued if such shares were converted as of April 1, 2022, divided by the conversion price set forth in the certificate of designations.

On September 17, 2021, the Company converted the remaining 21,038 shares of the Series B preferred stock and related accrued dividends for 25,565,707 shares of Class A common stock, pursuant to the amended certificate of designations.

The Company recorded a reduction of $26.2 million and $27.3 million in the carrying value of the Series B preferred stock during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, there were no shares of Series B preferred stock outstanding.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. See “Note 12 – Mezzanine Equity” for the discussion of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 52,352,178 and 20,718,659 shares of Class A common stock issued and outstanding, respectively. As of September 30, 2021, 285,715 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $42.00 for any 20 trading days within any 30-trading day period, and 174,194 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $47.25.

ATM Agreement. On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of our Class A common stock over a period of time. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company increased the number of shares of Class A common stock that it may offer in accordance with the terms of the ATM Agreement by an additional $39.7 million in excess of the original amount of $10.3 million.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

During the nine months ended September 30, 2021, the Company sold 4,287,519 shares of Class A common stock for total net proceeds of $13.6 million and paid $0.4 million in commissions under the ATM Agreement, respectively. The Company did not sell any shares of Class A common stock under the ATM Agreement during the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company sold 114 shares of Class A common stock for total net proceeds of $0.2 thousand under the ATM Agreement. Since inception on June 26, 2020 through September 30, 2021, the Company has sold a total of 4,513,879 shares of Class A common stock under the ATM Agreement for total net proceeds of $14.0 million and paid $0.4 million in commissions.

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

As of December 31, 2020, there were 2,302,936 shares of Class B common stock issued and outstanding, which were converted into 657,982 shares of Class A common stock, which has been adjusted to reflect the reverse stock split, during the nine months ended September 30, 2021. As of September 30, 2021, there were no shares of Class B common stock issued and outstanding.

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

Basic and diluted net income (loss) per share excludes the income (loss) attributable to and shares associated with the 459,909 shares of Class A common stock that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. The Company has included in the calculation accrued dividends on Series A and Series B preferred stock and related deemed and imputed dividends.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic net income (loss) per share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(9,579)	$(14,158)	$(47,861)	$(199,481)
Net loss attributable to cancellable Class A common stock	146	334	834	4,937
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(9,433)	(13,824)	(47,027)	(194,544)
Dividends accrued on Series A preferred stock	(997)	(1,854)	(4,808)	(5,450)
Dividends accrued on Series B preferred stock	(3,069)	(681)	(4,591)	(1,347)
Deemed and imputed dividends on Series A preferred stock	-	(464)	(750)	(12,578)
Deemed and imputed dividends on Series B preferred stock	(1,509)	-	(7,178)	-
Exchange of Series A preferred stock for Convertible Senior Notes	-	-	8,936	-
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(15,008)	$(16,823)	$(55,418)	$(213,919)

Denominator:
Weighted average shares outstanding	30,262,070	19,507,620	26,379,273	18,582,968
Cancellable Class A common stock	(459,909)	(459,909)	(459,909)	(459,909)
Basic and diluted weighted average shares outstanding	29,802,161	19,047,711	25,919,364	18,123,059
Basic and diluted net loss per share attributable to Class A common shareholders	$(0.50)	$(0.88)	$(2.14)	$(11.80)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Dilutive earnings per share:
Anti-dilutive stock options	250,649	250,649	250,649	250,649
Anti-dilutive warrants	4,503,280	4,899,233	4,503,280	4,899,233
Anti-dilutive restricted stock	389,659	426,332	389,659	426,332
Anti-dilutive deferred stock units	2,052,474	-	2,052,474	-
Anti-dilutive shares from Pool B Awards	3,387,218	-	3,387,218	-
Anti-dilutive Class B common stock convertible into Class A common stock	-	657,982	-	657,982
Anti-dilutive Series A preferred stock convertible into Class A common stock	1,123,362	2,613,215	1,123,362	2,613,215
Anti-dilutive Series B preferred stock convertible into Class A common stock	-	21,704,778	-	21,704,778
Anti-dilutive Convertible Senior Notes convertible into Class A common stock	26,953,911	-	26,953,911	-
Potentially dilutive securities excluded as anti-dilutive	38,660,553	30,552,189	38,660,553	30,552,189

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 15 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Restricted stock	$906		$819		$2,607		$3,832
Stock options	218		218		648		687
Deferred stock units	544		-		1,036		-
Pool A Awards	3,525		-		4,006		-
Pool B Awards	663		-		1,220		-
Total	$5,856	(1)	$1,037	(2)	$9,517	(3)	$4,519	(4)

(1)
For the three months ended September 30, 2021, $1,228 was presented as cost of services and $4,628 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(2)
For the three months ended September 30, 2020, ($97) was presented as cost of services and $1,134 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(3)
For the nine months ended September 30, 2021, $1,702 was presented as cost of services and $7,815 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(4)
For the nine months ended September 30, 2020, $1,106 was presented as cost of services and $3,413 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.

Restricted Stock

Pursuant to the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (as amended, the “LTIP”), the Company grants shares of restricted Class A common stock ("restricted stock") to certain employees and directors. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company prior to the lapse of the restriction. Restricted stock granted to employees generally vests over four years in equal installments each year on the anniversary of the grant date and grants to directors generally vest in full after one year. The grant date fair value of the restricted stock is determined using the closing price of the Company's Class A common stock on the grant date.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2021:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	414,071	$31.01
Granted	88,025	2.70
Vested	(102,646)	31.19
Forfeited	(9,791)	31.19
Outstanding at September 30, 2021	389,659	$24.57

As of September 30, 2021, the total unrecognized compensation cost related to restricted stock was $4.7 million which is expected to be recognized over a weighted-average period of 1.44 years.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	250,649	$31.19	5.21
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at September 30, 2021	250,649	$31.19	4.46
Exercisable at September 30, 2021	125,325	$31.19	4.46

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

As of September 30, 2021, the total unrecognized compensation cost related to stock options was $1.3 million which is expected to be recognized over a weighted average period of 1.46 years.

Deferred Stock Units (“DSUs”)

The Company awards DSUs to certain key employees of the Company pursuant to the LTIP. Each DSU represents the right to receive one share of the Company’s Class A common stock. DSUs generally vest over three years in equal installments each year on the anniversary of the vesting effective date, subject to the grantee’s continuous service through each vesting period. The grant date fair value of the DSU is determined using the closing price of the Company's Class A common stock on the grant date.

The following table summarizes the DSUs activity for the nine months ended September 30, 2021:

	Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2020	2,546,249	$1.16
Granted	404,294	2.87
Vested	(873,408)	1.16
Forfeited	(24,661)	1.16
Outstanding at September 30, 2021	2,052,474	$1.49

As of September 30, 2021, the total unrecognized compensation cost related to DSUs was $2.1 million which is expected to be recognized over a weighted average period of 1.67 years.

Pool A Performance Awards

The Company grants Pool A Performance Awards (“Pool A Awards”) to certain key employees of the Company. Each Pool A Award represents the right to receive, at the Company’s election, a fixed monetary amount either in cash or a variable number of shares of the Company’s Class A common stock based on its closing share price on the date of settlement. The Pool A Awards vest in full one year on the anniversary of the vesting effective date specified in the applicable award agreement but settlement does not occur until the fifth anniversary of the grant date.

The Company accounts for the Pool A Awards under liability accounting as a result of the fixed monetary amount that could be settled either in cash or a variable number of shares of the Company’s Class A common stock. Since the settlement will not occur until the fifth anniversary of the grant date, the Company considers the delayed settlement as a post-vesting restriction which would impact the determination of grant-date fair value of the award.

In 2020, the Company granted Pool A Awards which fully vested on January 1, 2021. During the third quarter of 2021, the Company granted Pool A Awards that will fully vest on January 1, 2022. As of September 30, 2021, the fair value of the Pool A Awards liabilities were remeasured to $2.9 million and $3.4 million for the 2020 and 2021 Pool A Awards, respectively, which was estimated using a risk-adjusted discount rate reflecting the weighted-average cost of capital of similarly traded public companies.

As of September 30, 2021, the total unrecognized compensation cost related to Pool A Awards was $4.3 million, which is expected to be recognized over a weighted average period of 4.58 years.

Pool B Performance Awards

The Company grants Pool B Performance Awards ("Pool B Awards") to certain key employees of the Company. Each Pool B Award represents the right to receive, at the Company’s election, either a cash payment calculated in accordance with the award agreement, or a fixed number of shares of the Company’s Class A common stock. The Pool B Awards vest over three years in equal installments each year on the anniversary of the vesting effective date specified in the applicable award agreement, subject to the grantee’s continuous services through each vesting period. The grant date fair value of the Pool B Awards is determined using the closing price of the Company's Class A common stock on the grant date.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table summarizes the Pool B Awards activity for the nine months ended September 30, 2021:

Fair Value
Outstanding at December 31, 2020	$3,356
Granted	1,499
Vested	(1,151)
Forfeited	(32)
Outstanding at September 30, 2021	$3,672

As of September 30, 2021, the total unrecognized compensation cost related to Pool B Awards was $2.5 million, which is expected to be recognized over a weighted average period of 1.7 years.

NOTE 16 – INCOME TAXES

On March 27, 2020, the President signed the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) into law. The CARES Act contains several corporate income tax provisions, including, among other things, providing a 5-year carryback of net operating loss (“NOL”) tax carryforwards generated in tax years 2018, 2019, and 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, temporarily liberalizing the interest deductions rules under Section 163(j) of the Tax Cuts and Jobs Act of 2017, and making corporate alternative minimum tax credits immediately refundable. During the second quarter of 2020, the Company filed an application to carry back its 2018 NOLs, claiming a refund of approximately $0.8 million, which was received during the nine months ended September 30, 2021.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the taxing authorities.

The Company’s effective tax rate on continuing operations for the nine months ended September 30, 2021 was (0.06)%.

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

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of September 30, 2021 or December 31, 2020. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

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

The Company was named a defendant in a case filed on January 14, 2019 in the Superior Court of the State of Delaware styled Smart Sand, Inc. v. U.S. Well Services LLC, C.A. 19C-01-144 PRW. On June 1, 2021, the court ruled against the Company in the case on the breach of contract claim and subsequently, on June 17, 2021, entered judgement in favor of Smart Sand in the amount of approximately $51.0 million. On June 28, 2021, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Smart Sand, Inc. (“Smart Sand”), pursuant to which the Company and Smart Sand reached a settlement of all matters in dispute. Pursuant to the Settlement Agreement, the Company agreed to pay $35.0 million in cash and to provide Smart Sand certain rights of first refusal related to the supply of proppant for a period of two years (the “Settlement”). The parties to the Settlement Agreement also released each other from claims arising from or related to the Smart Sand litigation or the final judgment of the court. As of September 30, 2021, the Company paid $35.0 million to Smart Sand and the settlement expense was reflected as litigation settlement on the condensed consolidated statement of operations.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Purchase Commitments

The Company entered into an Equipment Purchase and Sale Agreement to purchase equipment. The Company intends to fund the commitments due in the next 12 months under the Equipment Purchase and Sale Agreement through additional financing transactions and cash on hand.

The Company has also entered into service agreements with certain power generation providers. The Company expects to offset a portion of the commitments it will owe under these service agreements through additional customer charges. As of the filing date, the Company is in negotiations to amend certain of the service agreements to extend the start date based on current supply constraints.

As of September 30, 2021, future minimum purchase commitments for equipment and services are as follows:

Fiscal Year
Remainder of 2021	$8,850
2022	88,700
2023	46,250
2024	1,400
Total	$145,200

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its pressure pumping operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall.

As of September 30, 2021, the Company’s contracted volumes in dollars was $2.8 million. The Company’s minimum commitments was $1.8 million, which represents the aggregate amounts that we would be obligated to pay if we procured no additional proppant under the contracts after September 30, 2021.

Lease Agreements

The Company has various operating leases for facilities with terms ranging from 36 to 76 months.

Rent expense was $347 and $667 for the three months ended September 30, 2021 and 2020, respectively, of which $278 and $347, respectively, are recorded as cost of services and $69 and $320, respectively, are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations. Rent expense was $976 and $1,854 for the nine months ended September 30, 2021 and 2020, respectively, of which $774 and $1,150, respectively, are recorded as cost of services and $202 and $704, respectively, are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

The following is a schedule of minimum future payments on non-cancellable operating leases and capital leases as of September 30, 2021:

Fiscal Year	Operating Leases	Capital Leases
Remainder of 2021	$222	$135
2022	828	541
2023	308	541
2024	258	536
2025	67	161
Total	$1,683	$1,914

The total capital leases payments include a nominal amount of imputed interest.

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported was $0.3 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 18 – RELATED PARTY TRANSACTIONS

Convertible Senior Notes

On June 24, 2021, Crestview Partners (“Crestview”) purchased $40.0 million of Convertible Senior Notes that are convertible into shares of the Company’s Class A common stock for consideration of $20.0 million in cash and in exchange for 15,588 shares of the Company’s Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

On April 1, 2020, Crestview purchased 11,500 shares of Series B preferred stock for a total payment of $11.5 million. On April 1, 2020, the TCW Group, Inc. ("TCW Group") purchased 6,500 shares of Series B preferred stock for a total payment of $6.5 million and David Matlin, a member of the Company’s Board of Directors, purchased 1,878 shares of Series B preferred stock for a total payment of $1.9 million.

On September 17, 2021, the Company converted Crestview's 11,500 shares of Series B preferred stock and related accrued dividends for 13,974,980 shares of Class A common stock, pursuant to the amended certificate of designations. On September 17, 2021, the Company converted TCW Group's 6,500 shares of Series B preferred stock and related accrued dividends for 7,898,902 shares of Class A common stock. On September 17, 2021, the Company converted David Matlin's and David Treadwell's 1,678 and 200 shares of Series B preferred stock and related accrued dividends for 2,039,132 and 243,044 shares of Class A common stock, respectively.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report") contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include geological, operating and economic factors and changes in prices and market conditions, including changes in expected or realized oil and gas prices and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service; the effectiveness of management's strategies and decisions; our ability to obtain financing, raise capital and continue as a going concern; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; our ability to collect accounts receivable; compliance with our debt agreements and equity-related securities; volatility in market prices; our ability to satisfy the continued listing requirements of Nasdaq with respect to our Class A common stock and warrants or to cure any continued listing standard deficiency with respect thereto; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as natural disasters, catastrophes and severe weather conditions, including floods, hurricanes and earthquakes; public health crises, such as a pandemic, including the COVID-19 pandemic and new and potentially more contagious variants of COVID-19, such as the delta variant; acts of war or terrorist acts and the governmental or military response thereto; and cyber-attacks adversely affecting our operation. This Report identifies other factors that could cause such differences. There can be no assurance that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under "Risk Factors" in this Report and in our Amended Annual Report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Report to the “Company”, “USWS”, “we”, or “our” shall mean U.S. Well Services, Inc. and its subsidiaries.

Overview

We provide pressure pumping services in oil and natural gas basins. Our Clean Fleet® well stimulation fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements. We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all of our fleets operate on a 24-hour basis and have the ability to withstand high utilization rates, which results in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America. In May 2021, we announced our commitment to becoming an all-electric pressure pumping services provider and in August 2021, we ceased operations of our last active conventional diesel fleet, marking our exit from the conventional diesel pressure pumping market. As a result of this strategic transition, we are the only publicly-traded, pure-play electric completions services provider.

How the Company Generates Revenue

We generate revenue by providing pressure pumping services to our customers. We own and operate fleets of well stimulation equipment to perform these services. We seek to enter into contractual arrangements with our customers or fleet dedications, which establish pricing terms for a fixed duration. Under the terms of these agreements, we charge our customers base monthly rates, adjusted for activity and provision of materials such as proppant and chemicals, or we charge a variable rate based on the nature of the job including pumping time, well pressure, sand and chemical volumes and transportation.

Our Costs of Conducting Business

The principal costs involved in conducting our pressure pumping services are labor, maintenance, materials, and transportation costs. A large portion of our costs are variable, based on the number and requirements of pressure pumping jobs. We manage our fixed costs, other than depreciation and amortization, based on factors including industry conditions and the expected demand for our services.

Materials include the cost of sand delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and type of sand and chemicals utilized when providing pressure pumping services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees. Most of our employees are paid on an hourly basis. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our well stimulation fleets. Maintenance and repair costs are expensed as incurred.

The following table presents our cost of services for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Materials	$10,484	$978	$21,387	$13,916
Transportation	5,208	1,117	11,467	12,088
Labor	18,628	12,548	66,317	55,829
Maintenance	9,483	8,699	40,994	31,340
Other (1)	14,312	7,815	39,833	32,148
Cost of services	$58,115	$31,157	$179,998	$145,321
(1)
Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

In May 2021, we announced our commitment to becoming an all-electric pressure pumping services provider and in August 2021, we ceased operations of our last active conventional diesel fleet, marking our exit from the conventional diesel pressure pumping market. As a result, we have been executing on our plan to sell our diesel pressure pumping equipment. The proceeds received from these sales were used to reduce the outstanding balance of our Senior Secured Term Loan and pay applicable prepayment penalties. Additionally, we expect the corresponding reduction of average active fleets to have a short-term significant impact on our results of operations as we ended our remaining contracts which utilize conventional diesel pressure pumping equipment in the third quarter of 2021. Specifically, we expect revenues, cost of services, and depreciation to decline entering the fourth quarter of 2021, until such time we are able to generate business activity from four new next-generation all-electric fleets, the first of which we expect to be delivered late in the first quarter of 2022.

Results of Operations

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

(in thousands, except percentages)

	Three Months Ended September 30,
	2021	% (1)	2020	% (1)	Variance	% Variance
Revenue	$56,477	100.0%	$44,042	100.0%	$12,435	28.2%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	58,115	102.9%	31,157	70.7%	26,958	86.5%
Depreciation and amortization	6,980	12.4%	16,393	37.2%	(9,413)	(57.4)%
Selling, general and administrative expenses	11,142	19.7%	6,098	13.8%	5,044	82.7%
Loss (gain) on disposal of assets	(12,001)	(21.2)%	755	1.7%	(12,756)	(1689.5)%
Loss from operations	(7,759)	(13.7)%	(10,361)	(23.5)%	2,602	*(2)
Interest expense, net	(10,634)	(18.8)%	(5,748)	(13.1)%	(4,886)	85.0%
Change in fair value of warrant liabilities	2,052	3.6%	1,783	4.0%	269	*(2)
Gain on extinguishment of debt, net	6,645	11.8%	-	0.0%	6,645	100.0%
Other income	117	0.2%	30	0.1%	87	*(2)
Income tax expense (benefit)	-	0.0%	(87)	(0.2)%	87	*(2)
Net loss	$(9,579)	(17.0)%	$(14,209)	(32.3)%	$4,630	(32.6)%

(1)
As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)
Not meaningful.

Revenue. The increase in revenue was primarily attributable to an increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior period. During the third quarter of 2021 our average active fleet count was 6 fleets compared to 5 fleets in the prior comparable period. However, we expect revenue to decline in future quarters as we ceased operations of our last active conventional diesel fleet in the third quarter of 2021.

Cost of services, excluding depreciation and amortization. The increase in cost of services, excluding depreciation and amortization, was attributable to the increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior period. During the third quarter of 2021, we experienced elevated variable costs for labor, repair and maintenance, trucking and equipment rentals, and also incurred approximately $5.5 million of expenses related to our exit from the diesel pressure pumping market and extra third-party labor to supplement staff out on COVID quarantine. Additionally, during the third quarter of 2021, we recognized $1.0 million in share-based compensation expense related to share-based awards granted in the quarter. Due to a vesting start date of January 1, 2021 for some of the share-based awards, $0.7 million of share-based compensation expense was attributable to the first half of 2021. Similar to revenue, we expect cost of services, excluding depreciation and amortization, to decline in future quarters as we ceased operations of our last active conventional diesel fleet in the third quarter of 2021.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets because of impairment losses recorded in the first quarter of 2020. We expect depreciation and amortization to decline in future quarters as we continue to execute on our plan to sell our remaining diesel pressure pumping equipment.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to the reinstatement of salary levels due to improved economic conditions as compared to the prior period. Additionally, during the third quarter of 2021, we recognized $3.0 million in share-based compensation expense related to share-based awards granted in the quarter. Due to a vesting start date of January 1, 2021 for some of the share-based awards, $2.0 million of share-based compensation expense was attributable to the first half of 2021.

Loss (gain) on disposal of assets. In May 2021, we announced our plan to exit the diesel pressure pumping market and began selling our diesel pressure pumping equipment. As a result, we recognized a net gain on disposal of assets during the third quarter of 2021 as compared to a loss on disposal of assets in the prior period. We anticipate additional gains from the sale of diesel pressure pumping equipment in the coming quarters as we continue to execute on our plan to divest this equipment. Excluding these sales, the amount of gain or loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our well stimulation equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our well stimulation pump components.

Interest expense, net. The increase was primarily attributable to the interest expense associated with the Convertible Senior Notes issued during 2021.

Gain on extinguishment of debt, net. During the third quarter of 2021, we recognized a gain on extinguishment of debt of $10.1 million for the forgiveness of the PPP loan and accrued interest, offset by a loss on extinguishment of debt for the unamortized debt discount and issuance costs and prepayment fees associated with the early repayment of our Senior Secured Term Loan.

Nine months ended September 30, 2021, compared to the nine months ended September 30, 2020

(in thousands, except percentages)

	Nine Months Ended September 30,
	2021	% (1)	2020	% (1)	Variance	% Variance
Revenue	$211,534	100.0%	$195,914	100.0%	$15,620	8.0%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	179,998	85.1%	145,321	74.2%	34,677	23.9%
Depreciation and amortization	27,922	13.2%	65,759	33.6%	(37,837)	(57.5)%
Selling, general and administrative expenses	25,746	12.2%	30,376	15.5%	(4,630)	(15.2)%
Impairment of long-lived assets	-	0.0%	147,543	75.3%	(147,543)	(100.0)%
Litigation settlement	35,000	16.5%	-	0.0%	35,000	100.0%
Loss (gain) on disposal of assets	(10,110)	(4.8)%	5,852	3.0%	(15,962)	(272.8)%
Loss from operations	(47,022)	(22.2)%	(198,937)	(101.5)%	151,915	* (2)
Interest expense, net	(24,150)	(11.4)%	(19,369)	(9.9)%	(4,781)	24.7%
Change in fair value of warrant liabilities	(5,235)	(2.5)%	6,972	3.6%	(12,207)	*(2)
Patent license sales	22,500	10.6%	-	0.0%	22,500	100.0%
Gain on extinguishment of debt, net	5,806	2.7%	-	0.0%	5,806	100.0%
Other income	169	0.1%	81	0.0%	88	* (2)
Income tax expense (benefit)	(27)	(0.0)%	(824)	(0.4)%	797	* (2)
Net loss	$(47,905)	(22.6)%	$(210,429)	(107.4)%	$162,524	* (2)

(1)
As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)
Not meaningful.

Revenue. The increase in revenue was primarily attributable to an increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the second quarter of 2020. Our average active fleet count during the period increased to 8 fleets compared to 7 fleets in the prior comparable period. However, we expect revenue to decline in future quarters as we ceased operations of our last active conventional diesel fleet in the third quarter of 2021.

Cost of services, excluding depreciation and amortization. The increase in cost of services, excluding depreciation and amortization, was attributable to the increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior comparable period. During the third quarter of 2021, we experienced elevated variable costs for labor, repair and maintenance, trucking and equipment rentals, and also incurred approximately $5.5 million of expenses related to our exit from the diesel pressure pumping market and extra third-party labor to supplement staff out on COVID quarantine. Similar to revenue, we expect cost of services, excluding depreciation and amortization, to decline in future quarters as we ceased operations of our last active conventional diesel fleet in the third quarter of 2021.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets because of impairment losses recorded in the first quarter of 2020. We expect depreciation and amortization to decline in future quarters as we continue to execute on our plan to sell our remaining diesel pressure pumping equipment.

Selling, general and administrative expenses. The decrease in selling, general, and administrative expenses was primarily attributable to our recording of a bad debt reserve of $9.0 million in the first quarter of 2020 due to the economic downturn, which was partly offset by increases in the nine months ended September 30, 2021 associated with the reinstatement of salary levels due to improved economic conditions as compared to the prior period. Additionally, share-based compensation expense increased in the current period due to share-based awards issued in the fourth quarter of 2020 and third quarter of 2021.

Impairment of long-lived assets. As a result of impairment tests that we performed in the first quarter of 2020, we determined that the carrying value of long-lived assets exceeded their fair value. Therefore, we recorded an impairment charge of $147.5 million in the first quarter of 2020 to reduce the carrying value of property and equipment and finite-lived intangible assets to fair value. No such impairment charge was recorded during the nine months ended September 30, 2021.

Loss (gain) on disposal of assets. In May 2021, we announced our plan to exit the diesel pressure pumping market and began selling our diesel pressure pumping equipment. As a result, we recognized a net gain on disposal of assets during the nine months ended September 30, 2021 as compared to a loss on disposal of assets in the prior period. We anticipate additional gains from the sale of diesel pressure pumping equipment in the coming quarters as we continue to execute on our plan to divest this equipment. Excluding these sales, the amount of gain or loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our well stimulation equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our well stimulation pump components.

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

Patent license sales. On June 24, 2021, the Company issued a Convertible Senior Note in the principal amount of $22.5 million that was convertible into the License Agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and the Company entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric well stimulation fleets using the Company’s patented Clean Fleet® technology. Upon entry into the License Agreement, the Company sold three licenses to build and operate three electric well stimulation fleets, each valued at $7.5 million.

Gain on extinguishment of debt, net. During the third quarter of 2021, we recognized a gain on extinguishment of debt of $10.1 million for the forgiveness of the PPP loan and accrued interest, offset by a loss on extinguishment of debt for the unamortized debt discount and issuance costs and prepayment fees associated with the early repayment of our Senior Secured Term Loan.

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

Senior Secured Term Loan and ABL Credit Facility

As of November 1, 2021, our Senior Secured Term Loan is not subject to financial covenants but is subject to certain non-financial covenants, including but not limited to, reporting, insurance, notice and collateral maintenance covenants as well as limitations on the incurrence of indebtedness, permitted investments, liens on assets, asset dispositions, paying dividends, transactions with affiliates, mergers, consolidations and special purpose entities used for stand-alone equipment financings. As of November 8, 2021, the outstanding principal balance of the Senior Secured Term Loan was $156.8 million. As of September 30, 2021, we were in compliance with all of the covenants under our Senior Secured Term Loan.

All borrowings under our ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of November 1, 2021, the borrowing base was $29.5 million and the outstanding revolver loan balance was $14.7 million. As of September 30, 2021, we were in compliance with all of the covenants under our ABL Credit Facility.

USDA Loan

In November 2020, we entered into a Business Loan Agreement (the “USDA Loan”) with a commercial bank pursuant to the United States Department of Agriculture, Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program, in the aggregate principal amount of up to $25.0 million for the purpose of providing long-term financing for eligible working capital. Interest payments are due monthly at the interest rate of 5.75% per annum beginning on December 12, 2020 but principal payments are not required until December 12, 2023. As of September 30, 2021, the outstanding principal balance of the USDA Loan was $25.0 million.

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

Convertible Senior Notes

During the nine months ended September 30, 2021, we issued an aggregate of $136.5 million in principal amount of 16.0% Convertible Senior Secured (Third Lien) PIK Notes (the “Convertible Senior Notes”) in exchange for cash and shares of Series A preferred stock. During the nine months ended September 30, 2021, we received cash proceeds of $97.5 million. We used a portion of the proceeds to pay a litigation settlement of $35.0 million and expect that the remaining proceeds will be used for general corporate purposes, including capital growth. As of September 30, 2021, we had $114.0 million of principal outstanding of the Convertible Senior Notes, which are convertible into the shares of the Company’s Class A common stock.

ATM Agreement

On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock over a period of time. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company increased the number of shares of Class A common stock that it may offer in accordance with the terms of the ATM Agreement to a total amount of $50.0 million. During the nine months ended September 30, 2021, the Company sold 4,287,519 shares of Class A common stock for total net proceeds of $13.6 million and paid $0.4 million in commissions under the ATM Agreement. Since inception on June 26, 2020 through September 30, 2021, the Company has sold a total of 4,513,879 shares of Class A common stock under the ATM Agreement for total net proceeds of $14.0 million and paid $0.4 million in commissions.

Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(20,253)	$19,089
Investing activities	(14,632)	(28,170)
Financing activities	60,218	(31,285)

Operating Activities. Net cash provided by (used in) operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, provision for losses on accounts receivable and inventory, interest, impairment losses, losses on disposal of assets, changes in fair value of warrant liabilities and share-based compensation and the impact of changes in operating assets and liabilities. Net cash used in operating activities was $20.3 million for the nine months ended September 30, 2021 primarily due to a litigation settlement of $35.0 million and $3.0 million of working capital payments from proceeds under our USDA Loan, which was partly offset by improvement in collection of our receivables.

Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2020, primarily attributable to accelerated collections of accounts receivables, which was offset in part by interest payments related to our Senior Secured Term Loan during the first quarter of 2020.

Investing Activities. Net cash used in investing activities decreased by $13.6 million from the prior corresponding period, primarily related to proceeds from the sale of property and equipment as we began selling our diesel pressure pumping equipment in May 2021. Net cash used in investing activities was $14.6 million for the nine months ended September 30, 2021, primarily due to $47.6 million in purchases of property and equipment, consisting of $22.6 million related to growth capital expenditures and the remainder related to maintaining and supporting our existing pressure pumping equipment and payments made to replace damaged property and equipment. This was offset in part by $26.6 million in proceeds from the sale of property and equipment and $6.4 million of insurance proceeds related to the damaged property and equipment.

Net cash used in investing activities was $28.2 million for the nine months ended September 30, 2020, primarily due to $43.9 million in purchases of property and equipment, consisting of $18.8 million related to maintaining and supporting our existing pressure pumping equipment, $0.3 million related to fleet enhancements and $24.8 million related to growth capital expenditures. This was offset in part by proceeds of $15.8 million from the sale of certain property and equipment.

Financing Activities. During the nine months ended September 30, 2021, cash provided by financing activities primarily consisted of $97.5 million of proceeds from the issuance of Convertible Senior Notes, proceeds of $13.6 million from the issuance of common stock and $2.9 million of net proceeds from notes payable, offset in part by $44.9 million of payments on our Senior Secured Term Loan, $1.4 million of net payments on our ABL Credit Facility and debt issuance costs of $7.1 million.

During the nine months ended September 30, 2020, cash used in financing activities primarily consisted of net payments of $25.3 million related to our ABL Credit Facility, $6.2 million repayment of notes payable, $4.3 million of payments for capital leases and debt issuance costs of $20.2 million. This was offset by $19.6 million in net proceeds from the issuance of Series B preferred stock and $10.0 million of proceeds from the PPP Loan.

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

We classify maintenance capital expenditures as expenditures required to maintain or supplement existing well stimulation fleets. We budget maintenance capital expenditures based on historical run rates and current maintenance schedules. Growth capital expenditures relate to adding additional well stimulation fleets and are based on quotes obtained from equipment manufacturers and our estimate for the timing of placing orders, disbursing funds and receiving the equipment. Fleet enhancement capital expenditures relate to technology enhancements to existing fleets that increase their productivity and are based on quotes obtained from equipment manufacturers and our estimate for the timing of placing orders, disbursing funds and receiving the equipment.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended September 30, 2021.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting and Status

During the quarter ended June 30, 2021, management identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as liabilities as more fully described in our Amended Annual Report. Management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We further improved this process by enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management believes that the previously identified material weakness has been remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, the Company implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced our previous accounting system and general ledger. As a result of this implementation, the Company modified certain existing controls and implemented new controls and procedures related to the new ERP system to maintain appropriate internal control over financial reporting during and after the system change. We will continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting.

Other than the changes described above, there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our exit from the diesel pressure pumping market may negatively impact our liquidity and our ability to generate revenues and service our outstanding indebtedness for a period of time.

In May 2021, we announced our commitment to becoming an all-electric pressure pumping services provider and in August 2021, we ceased operations of our last active conventional diesel fleet, marking our exit from the conventional diesel pressure pumping market. We have sold a portion of our diesel pressure pumping equipment and expect to continue to sell off the remainder of our diesel pressure pumping equipment, which has and will result in a reduction in the number of fleets we have available to provide pressure pumping services until we are able to build out our all-electric well stimulation equipment. Until we are able to complete the build out of the electric equipment, we expect to generate less revenue, which may adversely impact our ability to service our outstanding indebtedness. Additionally, the decrease in revenue will result in a reduction in the borrowing base available under our ABL Credit Facility, which may adversely impact our liquidity.

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

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of U.S. Well Services, Inc., dated as of September 30, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on October 1, 2021).

3.3

Certificate of Designations, dated May 24, 2019, of U.S. Well Services, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 24, 2019).

3.4

Certificate of Designations, dated March 31, 2020, of U.S. Well Services, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

3.5

First Amendment to Certificate of Designations of the Series B Redeemable Convertible Preferred Stock, dated September 14, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on September 17, 2021).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
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

4.3

Second Amendment to Amended and Restated Registration Rights Agreement, by and among the Company and the Holders party thereto, dated September 14, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on September 17, 2021).

4.4

Form of Cash Note (included as Exhibit B-1 to the Note Purchase Agreement, incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.5

Form of Exchange Note (included as Exhibit B-2 to the Note Purchase Agreement, incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.6

Form of License Linked Notes (included as Exhibit B-3 to the Note Purchase Agreement, incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

10.1

Second Amendment to Note Purchase Agreement, dated August 11, 2021, by and among U.S. Well Services, Inc., the Purchasers party thereto and Wilmington Savings Fund Society, FSB, as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on August 13, 2021).

10.2

Equipment Sale Agreement between U.S. Well Services, LLC and Python Holdings, LLC, dated September 30, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on October 6, 2021).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2021.

U.S. WELL SERVICES, INC.

By:

/s/ Joel Broussard
Name:	Joel Broussard
Title:	President, Chief Executive Officer, and Director

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer