Form 10-K
period 2021-12-31
U.S. WELL SERVICES, INC.
filed 2022-03-30
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed as of June 30, 2021 (the last business day of the registrant’s most recent completed second fiscal quarter) based on the closing price of the Class A common stock on the Nasdaq Capital Market was $37,768,341.

As of March 15, 2022, the registrant had 77,093,277 shares of Class A common stock and no shares of Class B common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

We are one of the pioneer companies in developing the electric pressure pumping industry. We are based in Houston, Texas and provide our services to oil and natural gas exploration and production (“E&P”) companies in the United States. We are one of the first companies to develop and commercially deploy electric-powered pressure pumping technology (“Clean Fleet®”), which we believe is an industry-changing technology. Our Clean Fleet® technology has a demonstrated track record for successful commercial operation, with over 29,900 electric pressure pumping stages completed since the first Clean Fleet® was deployed in July 2014. Our Clean Fleet® technology is supported by an intellectual property portfolio, consisting of 62 granted patents and an additional 201 pending patents. We believe that the following characteristics of the Clean Fleet® technology provide the Company with a distinct competitive advantage:

•
Industry Leading Environmental Profile
•
Reduced Fuel Costs
•
Enhanced Wellsite and Community Safety Profile
•
Lower Cost of Ownership
•
Superior Operational Efficiency Profile

In May 2021, we announced the next generation of our Clean Fleet® technology with the unveiling of our newly designed Nyx Clean Fleet®. Nyx Clean Fleet® will use our patented PowerCube, driving two independently controlled electric motors and frac pumps to provide 6,000 hydraulic horsepower on a single trailer. We anticipate the first Nyx Clean Fleet® to be delivered in the second quarter of 2022.

Since our announcement in May 2021 of our commitment to becoming an all-electric pressure pumping services provider, we have sold most of our legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. Upon delivery, our Nyx Clean Fleets® are intended to replace any conventional fleet in operation.

We currently have five electric fleets representing 258,350 electric hydraulic horsepower and legacy, diesel-powered equipment representing 90,250 hydraulic horsepower.

Currently, we provide our services in the Appalachian, Permian and Uinta Basins. We have demonstrated the capability to expeditiously deploy our fleets to new oil and gas basins when requested by customers. Our customers include EQT Corporation, Range Resources, Olympus Energy and other leading E&P companies.

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

On November 9, 2018, MPAC acquired USWS Holdings (the “Transaction”) pursuant to a Merger and Contribution Agreement, dated as of July 13, 2018 (as amended, the “Merger and Contribution Agreement”). The Transaction was accounted for as a reverse recapitalization. Under this method of accounting, USWS Holdings was treated as the acquirer and MPAC was treated as the acquired party.

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

Following the completion of the Transaction, the Company was organized as an “Up-C” structure, meaning that substantially all the Company’s assets and operations are held and conducted by USWS LLC. The Transaction did not include a tax receivable agreement.

During the year ended December 31, 2021, the remaining outstanding shares of Class B common stock were converted into shares of Class A common stock. As of December 31, 2021, there were no shares of Class B common stock issued and outstanding.

During the first quarter of 2021, the remaining noncontrolling interest holders of USWS Holdings exchanged all of their respective shares for the Company’s Class A common stock. Accordingly, USWS Holdings became the Company’s wholly owned subsidiary as of December 31, 2021.

Organizational Structure

The following diagram illustrates the ownership structure of the Company as of December 31, 2021:

Operations

Our operations are organized into a single business segment, which consists of pressure pumping services, and we have one reportable geographical business segment, the United States.

Services

We provide pressure pumping services to E&P companies. Pressure pumping services are performed to enhance the production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. Our customers benefit from our expertise in providing pressure pumping services on horizontal and vertical oil and natural gas-producing wells in shale and other unconventional geological formations.

The process of pressure pumping involves pumping a pressurized stream of fracturing fluid — typically a mixture of water, chemicals, and proppant — into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent, or proppant, becomes lodged in the cracks created by the pressure pumping process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

Our fleets consist mostly of all-electric, mobile pressure pumping equipment and other auxiliary heavy equipment to perform pressure pumping services. Our Clean Fleet® electric fleets replace the traditional engines, transmissions, and radiators used in conventional diesel fleets with electric motors powered by electricity generated by natural gas-fueled turbine generators. We utilize high-pressure hydraulic fracturing pumps mounted on trailers and refer to the group of pump trailers and other equipment necessary to perform a typical job as a “fleet” and the personnel assigned to each fleet as a “crew”.

Since our announcement in May 2021 of our commitment to becoming an all-electric pressure pumping services provider, we have sold most of our legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. Upon delivery, our Nyx Clean Fleets® are intended to replace any conventional fleet in operation.

Clean Fleet® Technology

Our Clean Fleet® uses electric motors and other existing industry equipment to provide pressure pumping services with numerous advantages over conventional diesel fleets. Our Clean Fleet® technology is a proven technology that has been in commercial operations since July 2014, making us a leading provider of electric-powered pressure pumping services. Our Clean Fleet® technology is supported by an intellectual property portfolio. We have been granted, or have received notice of allowance, for 62 patents and have an additional 201 patents pending.

We believe Clean Fleet® technology provides the Company with a distinct competitive advantage over our competitors because of the following characteristics:

•
Industry Leading Environmental Profile – Clean Fleet® technology offers superior emissions performance as compared to traditional diesel-powered pressure pumping equipment.
•
Reduced Fuel Costs – Clean Fleet® technology uses electric motors to drive its frac pumps instead of internal combustion engines and transmissions used on traditional, diesel-powered pressure pumping equipment. Clean Fleet®’s electric motors are powered by mobile turbine generators or other power sources that can use natural gas produced and conditioned in the field (“Field Gas”), compressed natural gas (“CNG”), liquefied natural gas (“LNG”) or diesel as a fuel source. Our customers typically provide Field Gas or CNG to fuel Clean Fleet®’s turbine generators, which offers a significant cost savings relative to purchasing diesel fuel to power traditional pressure pumping equipment in the current market environment.
•
Enhanced Wellsite and Community Safety Profile – Clean Fleet® offers superior safety benefits relative to conventional diesel fleets for both workers at the wellsite and inhabitants of nearby communities.
•
Lower Cost of Ownership – We believe Clean Fleet® offers the best cost of ownership of any commercially available pressure pumping technology. Also, Clean Fleet® uses long-lived components such as electric motors, switchgears, and turbine generators that we estimate will be capable of operating for more than 15 years, while conventional diesel fleets can be expected to operate for less than five years before requiring major component replacements.
•
Superior Operational Efficiency Profile – Clean Fleet® technology allows us to garner operational efficiencies that are difficult to achieve with traditional diesel-powered pressure pumping technology. By eliminating moving parts associated with internal combustion engines and transmissions, as well as eliminating the need for preventative maintenance activities such as oil filter changes, we are able to reduce maintenance-related downtime. Additionally, the ability of our Clean Fleet® technology to automatically capture and transmit vast amounts of operational, logistical, and environmental data provide us with insights that offer opportunities for continuous improvements in our operational efficiencies.

Competitive Strengths

We believe that the following strengths will position us to provide high-quality service to our customers and create value for our stockholders:

•
Proprietary Clean Fleet® technology. We are a market leader in electric pressure pumping technology, with five all-electric fleets. Our fleets utilizing Clean Fleet® technology provide substantial cost savings by replacing diesel fuel with natural gas and offer considerable operational, safety and environmental advantages. Clean Fleet® technology offers superior operational efficiency resulting from reduced non-productive time due to repairs, maintenance and failures associated with diesel-powered engines and transmissions. Additionally, Clean Fleet® technology can substantially reduce emissions of air pollutants and noise from the wellsite. With an increasing focus on ESG and increasing returns by our customers, we believe that adoption of this technology in the near term will materially increase and allow us to continue to significantly expand our market share over the next several years.

•
Strong, employee-centered culture. Our employees are critical to our success and are a key source of our competitive advantage. We continuously invest in training and development for our employees, and as a result, we can provide consistent, high-quality service and safe working conditions for both employees and customers.
•
Track record for safety. Safety is a critical element of our operations. We focus on providing customers with the highest quality of service by employing a trained and motivated workforce that is rigorously focused on safety. We continuously review safety data and work to develop and implement policies and procedures that ensure the safety and wellbeing of our employees, customers, and the communities in which we operate. Our field operators are empowered to stop work and question the safety of a situation or task performed. We use specialized technology to improve safety for our truck drivers and employ measures to mitigate the risk of respirable silica dust exposure on the wellsite. We believe our record of safe operations makes us an attractive partner for both our customers and our employees. Additionally, we continue to take proactive measures to safeguard the physical health of our employees in response to the novel coronavirus 2019 ("COVID-19") pandemic. Employees capable of working from home were allowed to do so and all individuals entering a Company facility or work location are required to undergo a screening process.
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
•
Modern, high-quality equipment and rigorous maintenance program. Our fleets consist of modern, well-maintained equipment. We invest in high-quality equipment from leading original equipment manufacturers. Moreover, we take proactive measures to maintain the quality of our equipment, using specialized equipment to monitor frac pump integrity and our proprietary FRAC MD® data analytics platform to support preventative maintenance efforts. We believe the quality of our equipment is critical to our ability to provide high quality service to our customers.
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

Customer Concentration

Our customers include a broad range of leading E&P companies. For the year ended December 31, 2021, three customers each comprised greater than 10% of our consolidated revenues and collectively represented 50.4% of our consolidated revenues. For the year ended December 31, 2020, five customers each comprised greater than 10% of our consolidated revenues and collectively represented 80.7% of our consolidated revenues.

Suppliers

We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We currently rely on a limited number of suppliers from which we procure major equipment components used to maintain, build, or upgrade our custom Clean Fleet® pressure pumping equipment. In addition, some of these components have few suppliers and long lead times to acquire. Certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

It is also possible that supply chain constraints or disruptions will result in significant delivery delays with respect to the equipment that we need to build our new Nyx Clean Fleets®. If we are unable to build out our new Nyx Clean Fleets® as a result of any equipment delivery delays, we may not be in position to enter into contracts with customers, which would negatively impact our results of operations.

For the year ended December 31, 2021, purchases from our three largest suppliers represented approximately 27.3% of our overall purchases.

Competition

The markets in which we operate are very competitive. We provide services in various geographic regions across the United States, and our competitors include many large and small oilfield service providers. Our pressure pumping services compete with large, integrated companies such as Halliburton Company, as well as other companies including Evolution Well Services, Liberty Oilfield Services Inc., NexTier Oilfield Solutions Inc., Patterson-UTI Energy Inc., ProFrac Services, LLC and ProPetro Services Inc. In addition, our industry is highly fragmented, and we compete regionally with a significant number of smaller service providers. Although several of our larger competitors have announced their intention to develop or adopt new electric well service technologies, we believe that only the Company and one privately owned competitor are currently significant providers of all-electric pressure pumping services.

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

Waste Handling. We engage third parties to handle, transport, store and dispose of wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state laws and regulations, which impose requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous wastes. With federal approval, the individual states administer some or all the provisions of RCRA, sometimes in conjunction with our own, more stringent requirements. Although certain petroleum production wastes are exempt from regulation as hazardous wastes under RCRA, such wastes may be regulated under state law or constitute “solid wastes” that are subject to the less stringent requirements of nonhazardous waste provisions.

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

Water Discharges. The Clean Water Act, Safe Drinking Water Act, Oil Pollution Act and analogous state laws and regulations impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers (the “Corps”), or the applicable state. The Clean Water Act has been interpreted by these agencies to apply broadly. Attempting to clarify what constitutes a regulated “water of the United States”, or WOTUS, the EPA and the Corps promulgated the Clean Water Rule in 2015. Following legal challenges and political maneuverings, the Clean Water Rule was repealed and replaced with the final Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR revised and narrowed the WOTUS definition. The NWPR was vacated by an Arizona district court in August 2021, and the agencies announced they would halt implementation of the NWPR and revert to pre-2015 WOTUS interpretation, which is broader than the NWPR. On December 21, 2021, the EPA and the Corps published a proposed rule in the Federal Register that, once finalized, will formally re-establish the pre-2015 WOTUS definition, with some updates to reflect consideration of Supreme Court decisions. In the proposed rulemaking, the agencies indicated they anticipate a second, future rulemaking that would build upon the foundation of the proposed rule. We expect political maneuverings and litigation regarding the WOTUS definition to continue, creating uncertainty as to what constitutes a protected “water of the United States.” In addition, spill prevention, control and countermeasure plan requirements require appropriate containment berms and similar structures to help prevent the contamination of regulated waters.

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

Regulation of Hydraulic Fracturing and Related Activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, on January 20, 2021, the Biden administration issued an order implementing a 60-day suspension on new oil and gas leases and drilling permits for federal lands and water. On January 27, 2021, the Biden administration issued an executive order that indefinitely pauses new oil and gas leases on federal lands while the administration undertakes a comprehensive review on climate change impacts. In June 2021, a federal judge issued a preliminary injunction to block the leasing pause. The Biden administration resumed approving oil and gas drilling permits on federal lands but is appealing the ruling. Additionally, beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. Various political maneuverings resulted in September 2020 amendments to New Source Performance Standards issued in 2016. These amendments were reversed in June 2021, following a joint resolution passed by Congress and signed by President Biden pursuant to the Congressional Review Act. On November 15, 2021, the EPA published in the Federal Register a proposed rule that would for the first time regulate emissions of methane (a GHG) and volatile organic compounds (“VOCs”) from existing oil and gas facilities. The proposed rule would also update, strengthen and expand existing rules applicable to new, reconstructed and modified oil and gas facilities. The agency did not provide proposed regulatory text in the proposed rule, but instead sought public comments for a supplemental proposal the agency expects to issue in 2022 that may expand on or modify the 2021 proposed rule, including potentially regulating additional sources of methane and VOC emissions, such as abandoned and unplugged wells The U.S. Department of Interior’s Bureau of Land Management (“BLM”) finalized similar rules in November 2016 that would have limited methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements. This rule and a September 2018 amendment to it that scaled back the waste-prevention requirements of the 2016 rule were both vacated in 2020 court decisions. In a November 2021 multi-agency Emissions Reduction Action Plan, the Biden administration indicated BLM’s intent to promulgate a rule to disincentivize excessive venting or flaring of gas by requiring oil and gas operators to pay royalties to the federal government for vented or flared gas, and to strengthen financial assurance requirements for oil and gas operators. Moreover, in March 2015, the BLM issued a final rule that sought to impose requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water. However, the BLM rescinded this rule in December 2017. In January 2018, California and a coalition of environmental groups filed suit in the Northern District of California to challenge the BLM’s rescission of the 2015 rule. In March 2020, the California district court upheld the BLM’s rescission of the hydraulic fracturing rule, and the plaintiff groups appealed. This litigation and administrative review of federal hydraulic fracturing regulations is ongoing. Many states also have hydraulic fracturing regulations in place that may be duplicative of the rescinded federal regulations, and the BLM requires operators to comply with the law of the state where the federal or Indian land is located.

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

Increased regulation of hydraulic fracturing and related activities (whether as a result of the EPA study results or resulting from other factors) could restrict or prohibit our ability to operate in certain areas or subject us and our customers to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, and plugging and abandonment requirements. New requirements could result in increased operational costs for us and our customers and reduce the demand for our services.

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

Employees

As of December 31, 2021, we had 414 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are excellent. From time to time, we will utilize the services of independent contractors to perform various field and/or other services.

Intellectual Property

We have been granted or have received notice of allowance for 62 patents, which begin to expire in late 2033, and have an additional 201 patents pending. We have filed patents in an effort to protect our Clean Fleet® technology from being duplicated by competitors. These patents should help provide unique competitive advantages in operating areas where noise and emissions are key concerns. We also use proprietary FRAC MD® technology to support our preventative maintenance program and prolong equipment useful life. This technology utilizes specialized equipment to capture and analyze vibrations to identify component stress so maintenance can be performed prior to catastrophic failures. Our fleets continuously transmit data captured in the field to our IoT platform. This data is analyzed by our team of data scientists in order improve our operations by garnering insights that inform real-time decision making in the field and drive our machine learning capabilities to increase efficiency and extend equipment useful life.

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

ITEM 1A. RISK FACTORS

The following risk factors apply to our business and operations and the industry in which we operate. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition, and prospects. You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, financial condition, or prospects. The following discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Risk Factors Summary

The following is a summary of the risk factors that apply to our business and operations and the industry in which we operate. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:

Risks related to our business and industry

•
Our transition from the diesel pressure pumping market has negatively impacted and may continue to negatively impact our liquidity and our ability to generate revenues and service our outstanding indebtedness for a period of time.
•
Our reduction in fleet size and expansion into new geographical areas has reduced our economies of scale and has impacted and may continue to impact our profitability.
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
•
Our current and future debt financing agreements contain certain provisions, such as PIK interest, call protection and exit fees that may grow over time and reduce value for shareholders.
•
The phase-out of LIBOR may adversely affect a portion of our outstanding debt.
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
•
Rising and volatile material costs and supply chain constraints or disruptions have adversely affected and could continue to adversely affect our results of operations.
•
We rely on a limited number of suppliers for major equipment to build new and upgrade existing electric fleets to our custom Clean Fleet® design, which exposes us to risks including price and timing of delivery. Our failure to meet current commitments to these vendors could result in our inability to build fleets in the future and may impact our ability to repair and replace certain equipment.
•
We rely on a limited number of suppliers to provide generators to power our custom Clean Fleet® design, which exposes us to risks relating to operating performance and availability of supply. An inability to secure power generation assets could materially impact our operations.
•
We rely on a limited number of third parties for proppant and chemicals and delays in deliveries and increases in the cost of such materials could harm our business, results of operations and financial condition.
•
Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.

•
An inability to access capital on favorable terms to fund our capital commitments may have an adverse impact on our business, liquidity position, financial condition, prospects and results of operations and may require us to raise capital on unfavorable terms that could result in dilution to our shareholders.
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
•
We may suffer a loss in our competitive advantage or market share if we are unable to fully protect our intellectual property rights, or we may be adversely affected by disputes regarding intellectual property rights of third parties.
•
Changes in transportation regulations may increase our costs and negatively impact our results of operations.
•
Restrictions on the ability to obtain water for exploration and production activities and the disposal of flowback and produced water may impact the operations of oil and gas companies and have a corresponding adverse effect on our business.
•
Our ability to expand our operations relies in part on our ability to market our Clean Fleet® technology, and advancements in well service technologies could have a material adverse effect on our business, financial condition, and results of operations.
•
We may record losses or impairment charges related to idled assets or assets we sell.
•
Our ability to use our net operating loss carryforwards (NOLs) to offset future income may be limited.
•
Our evaluation of capital markets and strategic alternatives may not be successful in identifying or completing any capital market or strategic alternative transactions, and any such capital market or strategic alternative transactions may not result in additional value for our shareholders or the process may have an adverse impact on our business and shareholders.

Risks related to our securities

•
Our only significant asset is the ownership of USWS Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations.
•
The trading price of our stock price may continue to be volatile.
•
If our Class A common stock is delisted, the market price and liquidity of our Class A common stock and our ability to raise additional capital would be adversely impacted.
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
•
The exercise of our outstanding warrants or conversions of our outstanding preferred stock or Convertible Senior Notes could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

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
•
We may be negatively impacted by inflation.
•
Rising interest rates may adversely impact our business.
•
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•
Failure to maintain an effective system of internal controls could adversely impact our ability to report our results of operations and financial condition accurately and in a timely manner.

Risks Related to Our Business and Industry

Our transition from the diesel pressure pumping market has negatively impacted and may continue to negatively impact our liquidity and our ability to generate revenues and service our outstanding indebtedness for a period of time.

Since our announcement in May 2021 of our commitment to becoming an all-electric pressure pumping services provider, we have sold most of our legacy, diesel-powered pressure pumping equipment, which has resulted in a reduction in the number of fleets we have available to provide pressure pumping services. Until we can complete the build out of additional all-electric pressure pumping equipment, we expect to generate less revenue, which has adversely impacted and may continue to adversely impact our ability to service our outstanding indebtedness. Additionally, the decrease in revenue has resulted in and may continue to result in a reduction in the borrowing base available under our ABL Credit Facility, which may adversely impact our liquidity. Furthermore, we have also expanded our operations into new geographical areas as our fleet availability has been reduced, which has resulted in a reduction in our economies of scale which has and may continue to have an adverse impact on the profitability of our operations.

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
•
U.S. federal, state and local and non-U.S. governmental regulations and taxes; and
•
epidemics, pandemics, or other major public health issues, such as the COVID–19 pandemic.

The oil and natural gas industry is volatile. A prolonged economic slowdown or recession in the United States, adverse events relating to the energy industry or regional, national, and global economic conditions and factors could negatively impact exploration and production activity and the level of drilling and completion activity by some of our customers. This volatility may result in a decline in the demand for, or adversely affect the price of, our services. In addition, material declines in oil and natural gas prices, the development of oil and natural gas reserves in our market areas or drilling or completion activity in the U.S. oil and natural gas shale regions, could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows.

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

For example, the price of oil fell significantly in 2020, due to the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil. As a result, E&P companies moved to significantly cut costs, both by decreasing drilling and completion activity and by demanding price concessions from their service providers, including providers of pressure pumping services. In turn, service providers, including pressure pumping service providers, were forced to lower their operating costs and capital expenditures, while continuing to operate their businesses in an extremely competitive environment.

Oil and natural gas prices continued to fluctuate in fiscal year 2021, with the ongoing COVID-19 pandemic contributing to volatility and uncertainty. Towards the end of the year, prices increased significantly and with the increase in commodity prices demand for our services improved. However, persistent commodity price volatility, supply chain disruptions and deteriorating economic conditions could impact our near-term business prospects and ability to forecast future performance. We expect our customers to react to commodity price volatility by adjusting their level of capital spending accordingly.

Additionally, fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce the demand for oil and natural gas products, creating downward pressure on commodity prices and the prices we are able to charge for our services.

Our level of current and future indebtedness could adversely affect our financial condition.

As of March 15, 2022, we had $6.4 million of borrowings outstanding, with available capacity of $9.5 million, under our ABL Credit Facility. Our ABL Credit Facility is scheduled to mature on April 1, 2025. As of March 15, 2022, we had $116.7 million of borrowings outstanding under our Term A Loan and Term B Loan (collectively the "Senior Secured Term Loan") and an additional $21.5 million outstanding under our Term C Loan pursuant to our Senior Secured Term Loan Agreement. Our Senior Secured Term Loan and Term C Loan are scheduled to mature on December 5, 2025. On our Senior Secured Term Loan, we are required to make quarterly principal payments of $1.25 million until March 31, 2023 and $5.0 million from June 30, 2023 through September 30, 2025, with final payment due at maturity. Our Term C Loan has a PIK interest rate of 14.0% and contains provisions with up to a 100% premium payable upon any repayment, prepayment or acceleration. Our obligations under our ABL Credit Facility, Senior Secured Term Loan and Term C Loan are secured by substantially all our assets.

As of March 15, 2022, we had $25.0 million outstanding under our USDA Loan. Our USDA Loan is scheduled to mature on November 12, 2030, subject to equal monthly principal payments beginning on December 12, 2023. Our USDA Loan is secured by certain of our pressure pumping equipment.

As of March 15, 2022, the aggregate outstanding balance under our equipment financing notes was $7.7 million, of which $3.1 million is due within one year. Our equipment financing notes are secured by certain of our pressure pumping equipment.

Certain of our debt instruments include provisions, such as PIK interest, repayment and other premiums, and fees which will result in the amount of outstanding debt to increase significantly over time. Upon maturity of our indebtedness, we will be required to repay, extend or refinance our indebtedness. We may not be able to extend, replace or refinance any one or all of our existing debt financing agreements on terms reasonably acceptable to us, or at all. If we are unable to meet our debt service obligations, our lenders under our ABL Credit Facility, Senior Secured Term Loan, Term C Loan, USDA Loan, or equipment financing notes can seek to foreclose on our assets. For more information about our debt financing agreements and equipment financing notes, please see “Item 8. Financial Statements and Supplementary Data – Note 11 - Debt and Note 20 - Subsequent Events.”

As of March 15, 2022, we had $126.9 million of principal, including PIK interest, outstanding of the Convertible Senior Notes, which are convertible into shares of the Company’s Class A common stock at the option of the holders. The Convertible Senior Notes, subject to earlier conversion, are due and payable on June 5, 2026 in shares of Class A common stock equal to the entire outstanding and unpaid principal balance, plus any PIK interest, subject to certain limitations on the number of shares of Class A common stock that may be issued and which would require the Company to settle the conversion in payment partially in cash.

Our ability to meet our debt service obligations will be dependent upon future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business, and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to pay our debt service obligations when due. Moreover, we may incur additional indebtedness, which would increase the amount of cash flow we need to service debt obligations. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to restructure or refinance all or a portion of such indebtedness or to obtain additional financing. We cannot assure you, however, that we would be able to sell assets, restructure, or refinance all or a portion of our indebtedness or obtain additional financing on commercially reasonable terms or at all. Moreover, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit profile, which could harm our ability to incur additional indebtedness on acceptable terms. To the extent inadequate liquidity or other considerations require us to seek to restructure or refinance our indebtedness, our ability to do so will depend on numerous factors, including many beyond our control, such as the condition of the capital markets and our financial condition at such time. Any new or refinancing or restructuring of our indebtedness could be at higher interest rates or other unfavorable terms and may require us to comply with more onerous covenants, which could further restrict our business operations. Furthermore, our current and future indebtedness may discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock.

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

The phase-out of the London Interbank Offered Rate, or LIBOR, may adversely affect a portion of our outstanding debt.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The ICE Benchmark Administration, the administrator of LIBOR, has ceased to publish USD LIBOR for the one week and two month USD LIBOR tenors. Further, on March 5, 2021, the ICE Benchmark Administration announced its intention to cease the publication of the remaining USD LIBOR tenors after June 30, 2023. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative floating borrowing rate, may adversely affect our borrowing costs. While our ABL Credit Facility and Senior Secured Term Loan are scheduled to mature in April 2025 and December 2025, respectively, potential changes, or uncertainty related to such potential changes in interest rate benchmarks may adversely affect our ability to refinance our indebtedness. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on the portion of our outstanding debt that is LIBOR based. Challenges in changing to a different borrowing interest rate may result in less favorable pricing on certain of our debt instruments and could have an adverse effect on our financial results and cash flow.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and natural gas industry, for which we may not be adequately insured.

Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with pressure pumping, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives. In addition, our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to our business due to personal injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage or other damage resulting in curtailment or suspension of our operations. Litigation arising from operations where our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. The cost of managing such risks may be significant, and the frequency and severity of such incidents may affect operating costs, insurability and relationships with customers, employees, and regulators. Our customers may elect not to purchase our services if they view our environmental or safety record as unacceptable, which could cause us to lose customers and substantial revenues.

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

Our customers are engaged in the oil and natural gas E&P business in the United States. Historically, we have been dependent upon a few customers for a significant portion of our revenue. For the year ended December 31, 2021, three customers each accounted for greater than 10% of our total consolidated revenues and collectively represented 50.4% of our consolidated revenues. It is likely that we will continue to derive a significant portion of our revenue from a relatively small number of customers in the future. Additionally, the oil and natural gas industry is characterized by frequent consolidation activity and, recently, by frequent financial distress and bankruptcy filings. Changes in ownership of our customers or bankruptcy filings by our customers may result in the loss of, or reduction in, business from those customers. If we were to lose any material customer, or if a major customer fails to pay or delays in paying for our services, we may not be able to redeploy our equipment at similar utilization or pricing levels or within a short period of time and such loss could have a material adverse effect on our business, financial condition, prospects and results of operations.

Rising and volatile material costs and supply chain constraints or disruptions have adversely affected and could continue to adversely affect our results of operations.

We use certain products supplied by customers in our operations, including water and sand. As a result of supply chain constraints, our customers experienced shortages of water and sand, which led to significant downtime during the fourth quarter of 2021. This downtime, and any continued downtime resulting from continued supply chain constraints and related supply shortages, have had and may continue to have a negative impact our ability to generate revenue. In addition, continued supply chain constraints may result in rising costs that we pay for supplies, which would decrease our ability to perform our services at a profitable level.

It is also possible that supply chain constraints or disruptions will result in significant delivery delays with respect to the equipment that we need to build our new Nyx Clean Fleets®. If we are unable to build out our new Nyx Clean Fleets® as a result of any delivery delays, we may not be in position to enter into contracts with customers, which would negatively impact our results of operations.

We currently rely on a limited number of suppliers for major equipment to build new and upgrade existing electric fleets to our current custom Clean Fleet® design, and our reliance on these vendors exposes us to risks including price and timing of delivery. Our failure to meet current commitments to these vendors could result in our inability to build fleets in the future and may impact our ability to repair and replace certain equipment.

We currently rely on a limited number of suppliers for major equipment to build our new fleets and upgrade any existing electric fleets as needed to our current custom Clean Fleet® design. During periods in which pressure pumping services are in high demand, we have experienced delays in obtaining certain parts that are used in fabricating and assembling our fleets. If demand for fleets or the components necessary to build such fleets increases or these vendors face financial distress or bankruptcy, these vendors may not be able to provide the new or upgraded fleets on schedule or at the current price. If this were to occur, we could be required to seek other suppliers for major equipment to build or upgrade our fleets, which may adversely affect our revenues or increase our costs. We have made certain commitments to purchase new fleets from these vendors. Our failure to meet these commitments could impact our ability to build new fleets in the future and impair our ability to repair or replace certain equipment on existing fleets.

We rely on a limited number of suppliers to provide generators to power our custom Clean Fleet® design, which exposes us to risks relating to operating performance and availability of supply. An inability to secure power generation assets could materially impact our operations.

Our current custom Clean Fleet® requires the use of power generators in order to operate. We currently rely on a limited number of suppliers to provide us with the power generators required to operate our Clean Fleet® and, as a result, we are exposed to certain supply chain and operational risks with respect to such power generators. As the availability of power generators remains limited as a result of current supply chain disruptions, we may not be able to obtain new or replacement power generators as needed to operate our fleets, which would impact our ability to provide pressure pumping services to our customers and would have a materially adverse impact on our results of operations.

We rely on a limited number of third parties for proppant and chemicals and delays in deliveries and increases in the cost of such materials could harm our business, results of operations and financial condition.

We have established relationships with a limited number of suppliers of our raw materials (such as proppant and chemicals). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, results of operations and financial condition. Additionally, increasing and volatile costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with pressure pumping operations requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant.

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

An inability to access capital on favorable terms to fund our capital commitments may have an adverse impact on our business, liquidity position, financial condition, prospects and results of operations and may require us to raise capital on unfavorable terms that could result in dilution to our shareholders.

We have entered into certain agreements for the build out of our new next-generation all-electric fleets, some of which will require significant capital commitments. If we are not able to fund such capital commitments from our generated cash flows, we may be required to access the capital or credit markets. Our current or future capital structure, operating performance or financial condition may not permit us to access the capital or credit markets or to obtain other financing at the times, in the amounts and on the terms necessary or advisable for us to successfully carry out our business strategy or to fund our capital commitments, which would have an adverse impact on our business, liquidity position, financial condition, prospects and results of operations and could result in dilution to our shareholders.

We are subject to federal, state, and local laws and regulations regarding issues of health, safety, and protection of the environment, including with respect to our pressure pumping operations. Under these laws and regulations, we may become liable for penalties, damages or costs of remediation or other corrective measures. Any changes in laws or government regulations could increase our costs of doing business.

Our operations are subject to stringent federal, state, and local laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, endangered species, GHGs, nonattainment areas, the environment, health and safety, chemical use and storage, waste management, waste disposal, corrective action and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws, regulations, permits and other requirements may also include the assessment of administrative, civil, or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects, and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level or changes in the way these requirements are interpreted or enforced could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition. For more information about regulations and laws regarding issues of health, safety, and protection of the environment in our industry, please see “Item 1. Business - Environmental and Occupational Health and Safety Regulations.”

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

Furthermore, many states in which we operate require the disclosure of some or all the chemicals used in our pressure pumping operations. Certain aspects of one or more of these chemicals may be considered proprietary by us or our chemical suppliers. Disclosure of our proprietary chemical information to third parties or to the public, even if inadvertent, could diminish the value of our trade secrets or those of our chemical suppliers and could result in competitive harm to us, which could have an adverse impact on our business, financial condition, prospects and results of operations. Additionally, our business could be affected by a moratorium or increased regulation of companies in our supply chain, such as sand mining by our proppant suppliers, which could limit our access to supplies and increase the costs of our raw materials. At this time, it is not possible to estimate how these various restrictions could affect our ongoing operations.

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

Furthermore, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of, or contribution to, the asserted damage, or to other mitigating factors. The ultimate impact of GHGs emissions-related agreements, legislation and measures on our Company’s financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.

We have been granted or have received notice of allowance for 62 patents and have an additional 201 patents pending. If we are not able to maintain the confidentiality of our trade secrets or fail to adequately protect our intellectual property rights we have now or acquire in the future, our competitive advantage would be diminished. Additionally, competitors may be able to replicate our technology or services protected by our intellectual property rights. We cannot assure you that any patents we have been granted or may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.

We may be adversely affected by disputes regarding intellectual property rights of third parties.

Third parties from time to time may initiate litigation against us by asserting that the conduct of our business infringes, misappropriates, or otherwise violates intellectual property rights, or we may initiate legal proceedings in order to enforce our intellectual property rights. If we initiate such proceedings or if any third parties bring a claim of intellectual property infringement against us, we may be subject to costly and time-consuming litigation, diverting the attention of management and our employees. We may not prevail in any such legal proceedings related to such claims, and our products and services may be found to infringe, impair, misappropriate, dilute, or otherwise violate the intellectual property rights of others. If we are unsuccessful in defending such claims, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any legal proceeding concerning intellectual property could be protracted and costly regardless of the merits of any claim and is inherently unpredictable and could have a material adverse effect on our financial condition, regardless of its outcome.

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

Oil and natural gas companies are substantially dependent on the availability of water during pressure pumping operations. Restrictions on the ability to obtain water for exploration and production activities and the disposal of flowback and produced water may impact their operations and have a corresponding adverse effect on our business, results of operations and financial condition.

Water is an essential component of shale oil and natural gas production during pressure pumping operations. Our oil and natural gas producing customers’ access to water to be used in this process may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. The occurrence of these or similar developments may result in limitations being placed on allocations of water due to needs by third-party businesses with more senior contractual or permitting rights to the water. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could adversely impact their E&P operations and have a corresponding adverse effect on our business, results of operations and financial condition.

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

Our ability to expand our operations relies in part on our ability to market our Clean Fleet® technology, and advancements in well service technologies could have a material adverse effect on our business, financial condition and results of operations.

The pressure pumping industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies, some of which may be subject to patent or other intellectual property protections. For example, we use our patented Clean Fleet® technology as a competitive advantage in the markets we serve. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources than we do, which may allow them to gain technological advantages or implement new technologies before we can. Additionally, we may be unable to implement new technologies or services at all, on a timely basis or at an acceptable cost. New technology could also make it easier for our customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Limits on our ability to effectively use or implement new technologies may have a material adverse effect on our business, financial condition, and results of operations.

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

We are evaluating capital markets and strategic alternatives and there can be no assurance that we will be successful in identifying or completing any capital market or strategic alternative transactions, that any such capital market or strategic alternative transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business and shareholders.

Our Board of Directors continues to evaluate a range of capital markets and strategic alternative transactions. These transactions could include, but are not limited to, equity capital and / or debt capital raises, debt refinancing transactions, asset divestitures, monetization of intellectual property, and mergers, reverse mergers or other business combinations. There can be no assurance that the review of capital markets and strategic alternative transactions will result in the identification or consummation of any transaction. Our Board of Directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of reviewing capital markets and strategic alternative transactions may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential capital markets and strategic alternative transactions. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any.

We also cannot assure you that any potential transaction or other strategic alternatives, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not intend to comment regarding the evaluation of capital markets and strategic alternative transactions until such time as our Board of Directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by applicable law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Risks Related to Our Securities

Our only significant asset is the ownership interest in USWS Holdings, and such ownership may not be sufficient to generate the funds necessary to meet our financial obligations.

We have no direct operations or significant assets other than the ownership in USWS Holdings. We depend on USWS Holdings and its subsidiaries, including USWS LLC, for distributions, loans, and other payments to generate the funds necessary to meet our financial obligations. However, legal and contractual restrictions in agreements governing indebtedness of USWS Holdings and its subsidiaries, as well as the financial condition and operating requirements of USWS Holdings and its subsidiaries, may limit our ability to obtain cash from USWS Holdings. The earnings from, or other available assets of, USWS Holdings and its subsidiaries, may not be sufficient to enable us to satisfy our financial obligations. To the extent that we require funds and USWS Holdings or its subsidiaries are restricted from making distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

The trading price of our Class A common stock may continue to be volatile. This volatility may affect the price at which you could sell shares of our Class A common stock.

The trading price of our Class A common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the past twelve months, the sales price of our stock ranged from a low of $0.79 per share in February 2022, to a high of $11.80 per share in February 2021.

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

Some, but not all, of the factors that may cause the market price of our Class A common stock to fluctuate include:

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
•
changes in general economic, industry or market conditions; and
•
volatility driven by social media or website posts which may have no relation to our results of operations.

In addition, if the market for energy related stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, financial condition, or results of operations. Further, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

If our Class A common stock is delisted, the market price and liquidity of our Class A common stock and our ability to raise additional capital would be adversely impacted.

Our Class A common stock and warrants are currently listed on the Nasdaq. Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. We were subject to an initial monitoring period pursuant to Nasdaq Listing Rule 5815(d)(4)(A), during which time if we evidence a closing bid price of less than $1.00 per share for 30 consecutive trading days at any point prior to the expiration of the monitoring period (the “Rule”), we would be subject to a potential delisting. On September 7, 2021, we received written notice from Nasdaq indicating that we had failed to maintain compliance with the Rule and would therefore be delisted. We appealed this determination pursuant to procedures set forth in the Nasdaq rules and implemented a reverse stock split effective on September 30, 2021. Our appeal was heard by a Nasdaq Hearings Panel (the “Panel”) on October 14, 2021.

On October 22, 2021, we received a letter from the Nasdaq notifying us that we had regained compliance with the Rule. Accordingly, the Panel determined to continue the listing of shares of our Class A common stock on the Nasdaq and closed the matter.

However, the Panel also determined to impose an additional monitoring period (the “Monitor Period”), pursuant to Listing Rule 5815(d)(4)(A). During the Monitor Period, which lasts until October 24, 2022, we are required to notify the Panel, in writing, in the event of a closing bid price below $1.00 on any trading day, and/or in the event we fall out of compliance with any other applicable listing requirement. Should we evidence a closing bid price of under $1.00 for 30 consecutive trading days at any point during the Monitor Period, the Panel (or a newly convened Panel if the initial Panel is unavailable) will provide written notice to us that it will promptly conduct a hearing with regards to this deficiency. We will have the opportunity to respond and present to the Panel as provided by Listing Rule 5815(d)(4)(A). Our securities may at that time be delisted from Nasdaq. In the event that we fail to comply with any other requirement for continued listing during the Monitor Period, we will be provided written notice of the deficiency and an opportunity to present a definitive plan to the Panel to regain compliance. The Panel will thereafter render a determination with respect to our continued listing on Nasdaq.

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

Our Second Amended and Restated Certificate of Incorporation (as amended, the “Second Amended and Restated Charter”) authorizes us to issue 400,000,000 shares of Class A common stock, of which 77,093,277 shares were outstanding as of March 15, 2022, and 10,000,000 shares of preferred stock, of which 19,610 shares of Series A preferred stock were outstanding as of March 15, 2022. The holders of the Series A preferred stock have the right to convert all or any portion of their shares of Series A preferred stock into 1,199,083 shares of Class A common stock. As of March 15, 2022, warrants to purchase up to 34,688,980 shares of our Class A common stock were outstanding and exercisable. As of March 15, 2022, we had $126.9 million of principal, including PIK interest, outstanding of the Convertible Senior Notes, which are convertible into 28,791,718 shares of the Company’s Class A common stock at the option of the holders.

A large percentage of our shares of our Class A common stock are held by a relatively small number of investors. We entered into registration rights agreements with certain of those investors in connection with the Transaction and in connection with their subsequent purchase of Series A preferred stock and the issuance of the Convertible Senior Notes pursuant to which we have filed registration statements with the SEC to facilitate potential future sales of such shares by them.

We may issue shares of our Class A common stock or other securities from time to time pursuant to our at-the-market offering or as consideration for future acquisitions and investments. We may issue a significant number of shares of our Class A common stock in the at-the-market offering and, additionally, if any future acquisition or investment is significant, the number of shares of our Class A common stock, or amount, as the case may be, of other securities that we may issue in connection with such acquisition or investment may in turn be substantial. We may also grant registration rights covering those shares of our Class A common stock or other securities in connection with any such acquisitions and investments.

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

As of March 15, 2022, we had 9,994,635 Public Warrants and 9,172,782 Private Placement Warrants outstanding. Our Public Warrants and Private Placement Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants and Private Placement Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants and Private Placement Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.

We can redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the last reported sales price of our Class A common stock equals or exceeds $84.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If, and when, the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force the warrant holders (i) to exercise their Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by Matlin & Partners Acquisition Sponsor, LLC (“M&P LLC”) or its permitted transferees.

The exercise of our outstanding warrants or conversions of our outstanding Series A preferred stock or Convertible Senior Notes could increase the number of shares of Class A common stock eligible for future resale in the public market and result in dilution to our stockholders.

As of March 15, 2022, warrants to purchase up to 34,688,980 shares of our Class A common stock were outstanding and exercisable. As of March 15, 2022, 19,610 shares of Series A preferred stock were outstanding and convertible into 1,199,083 shares of Class A common stock. The holders of the Series A preferred stock have the right to convert all or any portion of their shares of Series A preferred stock into shares of Class A common stock. As of March 15, 2022, we had $126.9 million of principal, including PIK interest, outstanding of the Convertible Senior Notes, which are convertible into 28,791,718 shares of the Company’s Class A common stock at the option of the holders.

To the extent such warrants are exercised or such Series A preferred stock or Convertible Senior Notes are converted, additional shares of our Class A common stock will be issued, which will result in dilution to the then existing holders of our Class A common stock and increase the number of shares eligible for resale in the public market.

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

General Risk Factors

A pandemic or epidemic, including the ongoing COVID-19 global pandemic, and the regulatory steps to reduce its transmission has had and could continue to have a material adverse effect on our business, financial condition, and results of operations.

The outbreak of COVID–19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe, and is impacting worldwide economic activity, including the global demand for oil and natural gas. A pandemic, including the COVID–19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit employees from going to work. The duration of the COVID–19 pandemic and the related mitigation measures has resulted and may continue to result in a significant decrease in business from our customers and/or cause our customers to be unable to meet existing payment or other obligations to us. If the responses to contain the COVID–19 are unsuccessful in bringing the pandemic to end, we could continue to experience a material adverse effect on our business, financial condition, and results of operations.

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

We may be negatively impacted by inflation.

Increases in inflation may have an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies. Continuing increases in inflation could impact the commodity markets generally, the overall demand for our services, our costs for labor and material and the margins we are able to realize on our services, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation may also result in higher interest rates, which in turn would result in higher interest expense related to our variable rate indebtedness and any borrowings we undertake to refinance existing indebtedness.

Rising interest rates may adversely impact our business.

Due to recent increases in inflation, the U.S. Federal Reserve is widely expected to raise its benchmark interest rates. An increase in the federal benchmark rate could result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. Consequently, rising interest rates will increase our cost of capital. Historically, we have utilized our debt arrangements to fund our capital expenditures and operations. Due to potential interest rate increases resulting from the current global economic environment, we may not be able to refinance our existing indebtedness or adversely impact our ability to issue new debt. As a result, we cannot be certain that additional funding will be available if needed and, to the extent required, on acceptable terms, which could have an adverse effect on us.

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

Failure to maintain an effective system of internal controls could adversely impact our ability to report our results of operations and financial condition accurately and in a timely manner.

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

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock and public warrants are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

See “Note 12 – Commitments & Contingencies” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants are currently quoted on Nasdaq under the symbols “USWS” and “USWSW,” respectively.

Holders of our Common Stock

As of December 31, 2021, there were 74 stockholders of record of our Class A common stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, we did not repurchase any of our equity securities.

ITEM 6. [RESERVED]

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

Overview

We provide pressure pumping services in oil and natural gas basins. Our Clean Fleet® electric fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements. In May 2021, we announced the next generation of our Clean Fleet® technology with the unveiling of our newly designed Nyx Clean Fleet®. We anticipate the first Nyx Clean Fleet® to be delivered in the second quarter of 2022.

We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all our fleets operate on a 24-hour basis and have the ability to withstand high utilization rates, which results in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production ("E&P") companies across North America. Since our announcement in May 2021 of our commitment to becoming an all-electric pressure pumping services provider, we have sold most of our legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. Upon delivery, our Nyx Clean Fleets® are intended to replace any conventional fleet in operation.

How the Company Generates Revenue

We generate revenue by providing pressure pumping services to our customers. We own and operate a fleet of pressure pumping equipment to perform these services. We seek to enter into contractual arrangements with our customers or fleet dedications, which establish pricing terms for a fixed duration. Under the terms of these agreements, we charge our customers base monthly rates, adjusted for activity and provision of materials such as proppant and chemicals, or we charge a variable rate based on the nature of the job including pumping time, well pressure, proppant and chemical volumes and transportation.

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

Materials include the cost of proppant delivered to the basin of operations, chemicals, and other consumables used in our operations. These costs vary based on the quantity and type of proppant and chemicals utilized when providing pressure pumping services. Transportation represents the costs to transport materials and equipment from receipt points to customer locations. Labor costs include payroll and benefits related to our field crews and other employees, as well as severance costs. Most of our employees are paid on an hourly basis. During the year ended December 31, 2020, our labor cost included approximately $2.3 million of severance expense. There was no severance expense incurred during the year ended December 31, 2021. Maintenance costs include preventative and other repair costs that do not require the replacement of major components of our fleets. Maintenance and repair costs are expensed as incurred.

The following table presents our cost of services for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Materials	$26,969	$18,838
Transportation	15,785	11,883
Labor	80,270	71,395
Maintenance	45,510	43,876
Other (1)	52,830	41,811
Cost of services	$221,364	$187,803
(1)
Other consists of fuel, lubes, equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

Since our announcement in May 2021 of our commitment to becoming an all-electric pressure pumping services provider, we have sold most of our legacy, diesel-powered pressure pumping equipment. The proceeds received from these sales were used to reduce the outstanding principal balance of our Term A Loan and Term B Loan (collectively the "Senior Secured Term Loan"), which will result in lower cash interest payments in 2022. Pursuant to the fifth term loan amendment as described in "Note 11 - Debt” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” the reduced debt balance as of December 31, 2021, resulted in no cash interest payments for the first quarter of 2022. In addition, as of the filing date, our outstanding principal balance on our Senior Secured Term Loan is less than $103.0 million and therefore the interest rate from April 1, 2022 through December 31, 2022 shall be payable as follows: (i) 1.0% per annum in cash and (ii) 4.125% per annum shall be paid-in-kind by increasing the outstanding principal amount of the Senior Secured Term Loan on each interest payment date.

Additionally, the corresponding reduction in the average number of active fleets had significant impact on our results of operations beginning late in the third quarter of 2021. Specifically, revenues and cost of services were lower in the fourth quarter of 2021 compared to preceding quarters. We expect this short-term trend to continue into the first half of 2022, until such time as we can generate business activity from our new Nyx Clean Fleets®. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. Upon delivery, our Nyx Clean Fleets® are intended to replace any conventional fleet in operation. We anticipate the first Nyx Clean Fleet® to be delivered in the second quarter of 2022. Delays in the delivery of our new fleets could have an adverse impact on our results of operations.

During the fourth quarter of 2021, prompt month futures contracts for WTI crude oil and Henry Hub natural gas averaged $77.17 per Bbl and $4.85 per MMBtu, respectively, as compared to $42.67 per Bbl and $2.77 per MMBtu in the fourth quarter of 2020. Although we benefited from the increased demand for pressure pumping services as commodity prices recovered, supply chain disruptions adversely impacted our business during the fourth quarter of 2021. As demand for completions services rose sharply during the quarter, sand mines that produce proppant for use in well completions faced difficulty in meeting demand and customers also experienced difficulties in sourcing water for use in fracturing operations, limiting actual completions activity. Additionally, the ongoing shortage of truck drivers and onset of the Omicron variant of the COVID-19 virus created tightness in the labor market, resulting in increased downtime in our operations. During the fourth quarter of 2021, we experienced significant non-productive time due to sand and water shortages.

Although these challenges have persisted into the first quarter of 2022, we worked diligently to modify existing contracts with key customers to mitigate the severity of the financial impact we may face from supply chain driven non-productive time. Given the current outlook for commodity prices, we expect completions activity to remain elevated and demand for electric pressure pumping services to outstrip the available supply of electric fleets, which is expected to create favorable pricing dynamics for us in 2022.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

(in thousands, except percentages)

	Year Ended December 31,
	2021	% (1)	2020	% (1)	Variance	%
Revenues	$250,463	100.0%	$244,007	100.0%	$6,456	2.6%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	221,364	88.4%	187,803	77.0%	33,561	17.9%
Depreciation and amortization	35,444	14.2%	80,353	32.9%	(44,909)	(55.9)%
Selling, general and administrative expenses	32,578	13.0%	43,632	17.9%	(11,054)	(25.3)%
Impairment of long-lived assets	-	0.0%	147,543	60.5%	(147,543)	(100.0)%
Litigation settlement	35,000	14.0%	-	0.0%	35,000	100.0%
(Gain) loss on disposal of assets	(21,896)	(8.7)%	7,112	2.9%	(29,008)	(407.9)%
Loss from operations	(52,027)	(20.8)%	(222,436)	(91.2)%	170,409	* (2)
Interest expense, net	(33,370)	(13.3)%	(25,226)	(10.3)%	(8,144)	32.3%
Change in fair value of warrant liabilities	(2,152)	(0.9)%	6,342	2.6%	(8,494)	* (2)
Patent license sales	22,500	9.0%	-	0.0%	22,500	100.0%
Loss on extinguishment of debt, net	(6,142)	(2.5)%	-	0.0%	(6,142)	100.0%
Other income	515	0.2%	108	0.0%	407	* (2)
Income tax benefit	(27)	(0.0)%	(824)	(0.3)%	797	* (2)
Net loss	$(70,649)	(28.2)%	$(240,388)	(98.5)%	$169,739	* (2)

(1)
As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)
Not meaningful.

Revenues. The increase in revenue was primarily attributable to an increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior period. During the fourth quarter of 2021, however, we experienced significant non-productive time driven by supply chain constraints limiting the availability of sand and water, which resulted in substantial lost revenue. Our fleet count peaked in 2021 at 11 fleets, however that number decreased throughout the year as we began to transition to an all-electric pressure pumping service provider. We exited the year with five electric fleets. Our average active fleet count during the year increased to 8 fleets compared to 6 fleets in the prior comparable period.

Cost of services, excluding depreciation and amortization. The increase in cost of services, excluding depreciation and amortization, was attributable to the increase in business activity due to economic recovery from the COVID-19 pandemic and depressed oil prices in the prior period. During the second half of 2021, we experienced elevated costs for labor as well as other costs associated with procuring third-party power generation services as we transitioned away from owning power generation assets.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the lower cost basis of depreciating long-lived assets because of impairment losses recorded in the first quarter of 2020. Additionally, depreciation and amortization decreased as we have sold most of our diesel-powered pressure pumping equipment.

Selling, general and administrative expenses. The decrease in selling, general, and administrative expenses was primarily attributable to our recording of a bad debt reserve of $12.0 million during the year ended December 31, 2020, due to the economic downturn, with no similar reserve recorded in the year ended December 31, 2021, which was partly offset by increases in the year ended December 31, 2021, associated with the reinstatement of salary levels due to improved economic conditions as compared to the prior period. Additionally, share-based compensation expense increased in the current period due to share-based awards issued in the fourth quarter of 2020 and third quarter of 2021.

Impairment of long-lived assets. As a result of impairment tests that we performed in the first quarter of 2020, we determined that the carrying value of long-lived assets exceeded their fair value. Therefore, we recorded an impairment charge of $147.5 million in the first quarter of 2020 to reduce the carrying value of property and equipment and finite-lived intangible assets to fair value. No such impairment charge was recorded during the year ended December 31, 2021.

Litigation settlement. The Company was named as a defendant in a lawsuit filed in January 2019 by a vendor alleging that the Company breached a multi-year contract. In June 2021, following entry of the final judgement by the court in favor of the vendor, the Company entered into a settlement agreement to pay $35.0 million in cash and to provide Smart Sand certain rights of first refusal related to the supply of proppant for a period of two years. The cash portion of the settlement agreement was paid in June 2021.

(Gain) loss on disposal of assets. Since our announcement in May 2021 of our commitment to becoming an all-electric pressure pumping services provider, we have sold most of our legacy, diesel-powered pressure pumping equipment. As a result, we recognized a net gain on disposal of assets during the year ended December 31, 2021 as compared to a loss on disposal of assets in the prior period. Excluding these sales, the amount of gain or loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our pressure pumping equipment, such as wellbore pressure and rate of barrels pumped per minute, that impact the timing of disposals of our pump components.

Interest expense, net. The increase was primarily attributable to the interest expense associated with the Convertible Senior Notes issued during 2021, offset by the Senior Secured Term Loan interest rate being reduced to 0.0% beginning April 1, 2020 through December 31, 2021. On December 31, 2021, the outstanding principal amount of the Senior Secured Term Loan was less than $132.0 million but greater than $110.0 million and therefore the interest rate will be 0.0% per annum from January 1, 2022 through March 31, 2022. As of the filing date, our outstanding principal balance on the Senior Secured Term Loan is less than $103.0 million and therefore the interest rate from April 1, 2022 through December 31, 2022 shall be payable as follows: (i) 1.0% per annum in cash and (ii) 4.125% per annum shall be paid-in-kind by increasing the outstanding principal amount of the Senior Secured Term Loan on each interest payment date.

Patent license sales. On June 24, 2021, the Company issued a Convertible Senior Note in the principal amount of $22.5 million that was convertible into the License Agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and the Company entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric fleets using the Company’s patented Clean Fleet® technology. Upon entry into the License Agreement, the Company sold three licenses to build and operate three electric fleets, each valued at $7.5 million.

Loss on extinguishment of debt, net. During the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $16.2 million for the unamortized debt discount and issuance costs and prepayment fees associated with the early repayment of our Senior Secured Term Loan, offset by a gain on extinguishment of debt of $10.1 million for the forgiveness of the PPP loan and accrued interest.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are non-GAAP financial measures and should not be considered as a substitute for net income (loss), operating income (loss) or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Our management believes EBITDA and Adjusted EBITDA are useful because they allow external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are important supplemental measures of our performance that are frequently used by others in evaluating companies in our industry. Because EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income (loss) and may vary among companies, the EBITDA and Adjusted EBITDA we present may not be comparable to similarly titled measures of other companies. We define EBITDA as earnings before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as EBITDA excluding the following: impairments, litigation settlement, (gain) loss on disposal of assets; change in fair value of warrant liabilities; (gain) loss on extinguishment of debt; share-based compensation; and other items that management believes to be nonrecurring in nature.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA from net loss, our most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(70,649)	$(240,388)
Interest expense, net	33,370	25,226
Income tax benefit	(27)	(824)
Depreciation and amortization	35,444	80,353
EBITDA	(1,862)	(135,633)
Impairment loss (1)	-	147,543
Litigation settlement (2)	35,000	-
(Gain) loss on disposal of assets (3)	(21,896)	7,112
Change in fair value of warrant liabilities (4)	2,152	(6,342)
Loss on extinguishment of debt, net (5)	6,142	-
Share-based compensation (6)	11,694	10,056
Fleet laydown and reactivation costs (7)	6,185	3,033
Severance, business restructuring, and market-driven costs (8)	1,826	5,377
Transaction related costs (9)	149	-
Non-recurring labor and mobilization costs (10)	393	-
Sales and use tax audit expense (11)	206	-
Adjusted EBITDA	$39,989	$31,146

(1)
Represents non-cash impairment charge on long-lived assets.
(2)
Represents cash payment of a litigation settlement.
(3)
Represents net (gains) and losses on the disposal of property and equipment.
(4)
Represents a non-cash change in fair value of warrant liabilities.
(5)
Represents costs related to early debt repayments on the Senior Secured Term Loan, offset by the gain associated with the forgiveness of the PPP Loan in the third quarter of 2021.
(6)
Represents non-cash share-based compensation.
(7)
Represents costs related to the start-up, relocation and / or reactivation of pressure pumping fleets, as well as costs associated with exiting the diesel pressure pumping market.
(8)
Represents restructuring costs, severance related to reductions in force and facility closures, and market driven-costs including COVID-19 testing for employees.
(9)
Represents third-party professional fees and other costs related to strategic and capital markets transactions.
(10)
Represents costs associated with mobilizing equipment and personnel for terminated disaster relief-related power generation project.
(11)
Represents interest and penalties associated with Ohio sales and use tax audit related to 2012 and 2013 tax years.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources have historically been cash, cash flow generated from operating activities, proceeds from the issuance of debt or equity and borrowings under our ABL Credit Facility. As of December 31, 2021, our total liquidity was $20.2 million, consisting of $9.1 million of cash and restricted cash and $11.1 million of availability under our ABL Credit Facility. As of March 15, 2022, our total liquidity was $68.0 million, consisting of $58.5 million of cash and restricted cash and $9.5 million of availability under our ABL Credit Facility.

Our short-term and long-term liquidity requirements consist primarily of capital expenditures, payments of contractual obligations, including debt service obligations and working capital.

We believe that our current cash position, current and expected working capital balances, favorable payment terms under our Term A Loan and Term B Loan (collectively the "Senior Secured Term Loan"), availability under our ABL Credit Facility, proceeds received from issuance of debt or equity, as well as amounts raised from issuances of Class A common stock under our ATM Agreement, and other anticipated sources of credit will be sufficient to satisfy cash requirements associated with our existing operations, capital expenditures and contractual obligations for the next twelve months. Although there is no assurance, we plan to satisfy our long-term financial obligations through operating cash flows that we could generate as we increase our number of working fleets with our planned additions of Nyx Clean Fleets® and additional financing as our long-term financial obligations mature.

During the first quarter of 2022, we raised approximately $68.4 million of gross proceeds from the issuance of approximately $46.9 million common equity through a registered direct offering and under our ATM Agreement and borrowings of $21.5 million under the last-out senior secured term loan (the “Term C Loan”). We intend to use the proceeds for general working capital, including the funding of capital expenditures related to our newbuild Nyx Clean Fleets®.

Registered Direct Offering

On March 11, 2022, the Company completed a registered direct offering of 14,180,375 shares of Class A common stock for gross proceeds of approximately $25.0 million, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds for working capital purposes, including the funding of certain capital expenditures. Refer to “Note 20 – Subsequent Events” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding registered direct offering.

ATM Agreement

On June 26, 2020, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to our Class A common stock. In accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock over a period of time. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, we will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, we increased the number of shares of Class A common stock that we may offer in accordance with the terms of the ATM Agreement to a total amount of $50.0 million.

During the year ended December 31, 2021, we sold 5,091,800 shares of Class A common stock for total net proceeds of $14.7 million and paid $0.5 million in commissions under the ATM Agreement. Since inception on June 26, 2020 through December 31, 2021, we have sold a total of 5,318,159 shares of Class A common stock under the ATM Agreement for total net proceeds of $15.1 million and paid $0.5 million in commissions.

As of March 15, 2022, we sold an additional 9,767,941 shares of Class A common stock for a total net proceeds of $21.3 million and paid $0.6 million in commissions.

Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(19,277)	$8,616
Investing activities	56,156	(34,999)
Financing activities	(33,021)	(9,759)

Operating Activities. Net cash provided by (used in) operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, provision for losses on accounts receivable and inventory, interest, impairment losses, (gains) losses on disposal of assets, changes in fair value of warrant liabilities, loss on extinguishment of debt and share-based compensation and the impact of changes in operating assets and liabilities. Net cash used in operating activities was $19.3 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $8.6 million in the prior corresponding period. This change was primarily due to a litigation settlement of $35.0 million and $3.0 million of working capital payments from proceeds under our USDA Loan in the 2021 period.

Net cash provided by operating activities was $8.6 million for the year ended December 31, 2020, primarily attributable to a significant decline in business activity from the COVID-19 pandemic and depressed oil prices. We also experienced slower collection of customer receivables in the fourth quarter of 2020. Additionally, we made interest payments amounting to $24.3 million related to our Senior Secured Term Loan, which represented interest from May 7, 2019 through March 31, 2020.

Investing Activities. Net cash provided by investing activities increased by $91.2 million from the prior period, primarily related to proceeds from the sale of property and equipment as we have sold most of our legacy, diesel-powered pressure pumping equipment in 2021. Net cash provided by investing activities was $56.2 million for the year ended December 31, 2021, primarily due to $106.0 million in proceeds from the sale of property and equipment and $7.9 million of insurance proceeds related to damaged property and equipment, offset in part by $57.7 million in purchases of property and equipment, consisting of $29.3 million related to growth capital expenditures and the remainder related to maintaining and supporting our pressure pumping equipment.

Net cash used in investing activities was $35.0 million for the year ended December 31, 2020, primarily due to purchases of property and equipment amounting to $55.9 million of which, $30.8 million related to maintaining and supporting our pressure pumping equipment, $0.3 million of which related to fleet enhancements, and $24.8 million related to growth. This was offset in part by $20.9 million total proceeds from the sale of certain property and equipment and insurance proceeds from damaged property and equipment.

Financing Activities. Net cash used in financing activities was $33.0 million for the year ended December 31, 2021, primarily attributable to $125.5 million of payments on our Senior Secured Term Loan, $9.5 million of net payments on our ABL Credit Facility, $7.5 million of debt issuance costs and $4.3 million of repayments of equipment financing notes, offset in part by $97.5 million of proceeds from the issuance of Convertible Senior Notes, proceeds of $14.7 million from the issuance of Class A common stock, $1.3 million of net proceeds from notes payable and $3.0 million of proceeds from the USDA Loan.

Net cash used in financing activities was $9.8 million for the year ended December 31, 2020, primarily attributable to net payments of $16.5 million related to our ABL Credit Facility, $3.8 million in repayments of long-term debt, $6.4 million net repayments of notes payable, $10.5 million of payments for capital leases, $3.2 million repayments of equipment financing notes and debt issuance costs of $21.4 million. This was offset in part by $19.6 million in net proceeds from the issuance of Series B preferred stock, $10.0 million of proceeds from the PPP Loan and $22.0 million of proceeds from the USDA Loan.

Contractual Cash Obligations and Other Commitments

Our material cash commitments from known contractual and other obligations consist primarily of debt service obligations, including interest, operating and capital leases, and purchase commitments. Certain amounts included in our contractual obligations as of December 31, 2021 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.

As of December 31, 2021, we expect cash payments for estimated interest and principal payments on our long-term debt of $22.5 million payable within the next twelve months and $201.7 million payable thereafter.

Senior Secured Term Loan and Term C Loan

As of December 31, 2021, the outstanding principal balance of the Senior Secured Term Loan was $120.7 million, of which $5.0 million is due within one year. The Senior Secured Term Loan matures on December 5, 2025. As of December 31, 2021, we were in compliance with all of the covenants under our Senior Secured Term Loan.

On February 28, 2022, we entered into a sixth term loan amendment to our Senior Secured Term Loan Agreement. Pursuant to the sixth term loan amendment, the quarterly principal payments on the Senior Secured Term Loan were amended to $1.25 million until March 31, 2023 and $5.0 million from June 30, 2023 through September 30, 2025, with final payment due at maturity.

The Senior Secured Term Loan interest rate is 0.0% per annum from January 1, 2022 through March 31, 2022. As of the filing date, our outstanding principal balance on the Senior Secured Term Loan is less than $103.0 million and therefore the interest rate from April 1, 2022 through December 31, 2022 shall be payable as follows: (i) 1.0% per annum in cash and (ii) 4.125% per annum shall be paid-in-kind by increasing the outstanding principal amount of the Senior Secured Term Loan on each interest payment date.

The sixth term loan amendment to our Senior Secured Term Loan Agreement also provided for the Term C Loan of up to $35.0 million, which matures on December 5, 2025. Our Term C Loan has a PIK interest rate of 14.0% and contains provisions with up to a 100% premium payable upon any repayment, prepayment or acceleration. As of March 15, 2022, we had $21.5 million of borrowings outstanding under our Term C Loan. Refer to “Note 20 – Subsequent Events” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding our Term C Loan.

ABL Credit Facility

All borrowings under our ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of December 31, 2021, the outstanding balance on our ABL Credit Facility was $14.2 million. The ABL Credit Facility matures on April 1, 2025. As of December 31, 2021, we were in compliance with all of the covenants under our ABL Credit Facility. As of March 15, 2022, the outstanding balance on our ABL Credit Facility was $6.4 million.

USDA Loan

In November 2020, we entered into a Business Loan Agreement (the “USDA Loan”) with a commercial bank pursuant to the United States Department of Agriculture, Business & Industry Coronavirus Aid, Relief, and Economic Security Act Guaranteed Loan Program, in the aggregate principal amount of up to $25.0 million for the purpose of providing long-term financing for eligible working capital. Interest payments are due monthly at the interest rate of 5.75% per annum beginning on December 12, 2020 but principal payments are not required until December 12, 2023. As of December 31, 2021 and March 15, 2022, the outstanding principal balance of the USDA Loan was $25.0 million. The USDA Loan matures on November 12, 2030.

The USDA Loan is subject to certain financial covenants. The Company is required to maintain a Debt Service Coverage Ratio (as defined in the USDA Loan) of not less than 1.25:1, to be monitored annually, beginning in calendar year 2021. Additionally, the Company is required to maintain a ratio of debt to net worth of not more than 9:1, to be monitored annually based upon year-end financial statements beginning in calendar year 2022. As of December 31, 2021, we were in compliance with all of the covenants under our USDA Loan.

Equipment Financing

We have entered into equipment financing notes with a financial institution for the purchase of certain pressure pumping equipment. The equipment financing notes have an interest rate of 5.75% and mature in May 2024. As of December 31, 2021, the aggregate outstanding balance under our equipment financing notes was $8.5 million. As of March 15, 2022, the aggregate outstanding balance under our equipment financing notes was $7.7 million, of which $3.1 million is due within one year.

Leases

As of December 31, 2021, we expect cash payments on our operating and capital lease obligations of $19.9 million within the next twelve months and $2.9 million payable thereafter. The most significant of these off-balance sheet arrangements include equipment and office lease commitments. Refer to “Note 12 – Commitments and Contingencies” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information regarding our operating and capital lease commitments, including leases commencing in the first half of 2022.

Purchase Commitments

The Company entered into an Equipment Purchase and Sale Agreement to purchase equipment for growth capital expenditures. As of December 31, 2021, we have purchase commitments of $32.8 million payable within the next twelve months, which is included in our 2022 growth capital expenditures below and $16.4 million payable thereafter.

Capital Expenditures

Our business requires continual investments to upgrade or enhance existing property and equipment and to ensure compliance with safety and environmental regulations. Capital expenditures primarily relate to maintenance capital expenditures, growth capital expenditures and fleet enhancement capital expenditures. Maintenance capital expenditures include expenditures needed to maintain and to support our current operations. Growth capital expenditures include expenditures to add additional fleets and generate incremental distributable cash flow. Fleet enhancement capital expenditures include expenditures on new equipment related to technology enhancements to existing fleets that increase the productivity of the fleet.

We currently expect that growth capital expenditures, on an accrual basis, will be approximately $105 million to $125 million in 2022, primarily related to the buildout of our four new Nyx Clean Fleets® and associated equipment. Capital expenditures for growth and fleet enhancement initiatives are discretionary. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on several factors, including expected industry activity levels and company initiatives.

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

Revenue Recognition

We recognize revenue based on our customer’s ability to benefit from the services we render in an amount that reflects the consideration we expect to receive in exchange for those services. Revenues are earned as services are rendered, which is generally on a per stage basis, per hour rate basis or daily rate basis. Customers are invoiced according to contract terms, which is generally upon the completion of a well or monthly with payment due typically 30 days from invoice date. Our performance obligations are satisfied over time, typically measured in number of stages completed or the number of pumping days a fleet is available to pump for a customer in a month. Revenue is recognized when a contract with a customer exists, collectability of amounts subject to invoice is probable, the performance obligations under the contract have been satisfied over time, and the amount to which we have the right to invoice has been determined. A portion of our contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved. We have elected to use the “as invoiced” practical expedient to recognize revenue based upon the amount we have the right to invoice the customer if that amount corresponds directly with the value to the customer of our performance completed to date. We believe that this is an accurate reflection of the value transferred to the customer as each incremental obligation is performed.

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

Warrants

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

As of December 31, 2021, all of our outstanding warrants are recognized as liabilities at fair value upon issuance and we adjust the instruments to fair value at the end of each reporting period. Any change in fair value is recognized in our consolidated statement of operations. The Public Warrants are valued using their quoted market price since they are publicly traded and thus had an observable market price. The Private Placement Warrants are valued using a Monte Carlo simulation model. The Series A Warrants are valued using the Black-Scholes option pricing model.

Share-based Compensation

Share based compensation is measured on the grant date and fair value is recognized as expense over the requisite service period, which is generally the vesting period of the award. We recognize forfeitures as they occur rather than estimating expected forfeitures.

The fair value of time-based restricted stock, deferred stock units, or other performance incentive awards is determined based on the number of shares or units granted and the closing price of our Class A common stock on the date of grant. The fair value of stock options is determined by applying the Black-Sholes model on the grant-date market value of the underlying Class A common stock. Restricted stock with market conditions is valued using a Monte Carlo simulation analysis.

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

Recent Accounting Pronouncements

See "Note 3 – Accounting Standards" to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding recently issued accounting standards.

Related Party Transactions

See "Note 18 – Related Party Transactions" to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further discussion regarding related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

U.S. Well Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Well Services, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas

March 30, 2022

U.S. WELL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,384	$3,693
Restricted cash	2,736	1,569
Accounts receivable (net of allowance for doubtful accounts of $0 and $12,000 as of December 31, 2021 and 2020, respectively)	25,743	44,393
Inventory, net	6,351	7,965
Assets held for sale	2,043	-
Prepaids and other current assets	18,748	10,707
Total current assets	62,005	68,327
Property and equipment, net	162,664	235,332
Intangible assets, net	12,500	13,466
Goodwill	4,971	4,971
Other assets	1,417	1,127
TOTAL ASSETS	$243,557	$323,223
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,180	$36,362
Accrued expenses and other current liabilities	16,842	14,781
Notes payable	2,320	998
Current portion of long-term debt	5,000	10,000
Current portion of equipment financing	3,412	3,519
Current portion of capital lease obligations	1,092	54
Total current liabilities	57,846	65,714
Warrant liabilities	3,557	1,619
Convertible senior notes	105,769	-
Long-term debt	167,507	274,555
Long-term equipment financing	5,128	9,347
Long-term capital lease obligations	2,112	-
Other long-term liabilities	6,875	3,539
Total liabilities	348,794	354,774
Commitments and contingencies (NOTE 12)
Mezzanine equity:
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 19,610 shares and 50,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $27,274 and $60,418 as of December 31, 2021 and 2020, respectively	23,866	50,975
Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share; 22,050 shares authorized; 0 shares and 22,050 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0 and $24,100 as of December 31, 2021 and 2020, respectively	-	22,686
Stockholders' deficit:
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 53,148,952 shares and 20,718,659 shares issued and outstanding as of December 31, 2021 and 2020, respectively (1)	5	2
Class B Common Stock, par value of $0.0001 per share; 20,000,000 shares authorized; 0 shares and 2,302,936 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Additional paid in capital (1)	263,928	217,217
Accumulated deficit	(393,036)	(322,431)
Total Stockholders' deficit	(129,103)	(105,212)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$243,557	$323,223

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$250,463	$244,007
Costs and expenses:
Cost of services (excluding depreciation and amortization)	221,364	187,803
Depreciation and amortization	35,444	80,353
Selling, general and administrative expenses	32,578	43,632
Impairment of long-lived assets	-	147,543
Litigation settlement	35,000	-
(Gain) loss on disposal of assets	(21,896)	7,112
Loss from operations	(52,027)	(222,436)
Interest expense, net	(33,370)	(25,226)
Change in fair value of warrant liabilities	(2,152)	6,342
Patent license sales	22,500	-
Loss on extinguishment of debt, net	(6,142)	-
Other income	515	108
Loss before income taxes	(70,676)	(241,212)
Income tax benefit	(27)	(824)
Net loss	(70,649)	(240,388)
Net loss attributable to noncontrolling interest	(44)	(11,048)
Net loss attributable to U.S. Well Services, Inc.	(70,605)	(229,340)
Dividends accrued on Series A preferred stock	(5,857)	(7,214)
Dividends accrued on Series B preferred stock	(4,591)	(2,049)
Deemed and imputed dividends on Series A preferred stock	(750)	(13,022)
Deemed dividends on Series B preferred stock	(7,178)	(564)
Exchange of Series A preferred stock for convertible senior notes	8,936	-
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(80,045)	$(252,189)
Loss per common share (See Note 15):
Basic and diluted (1)	$(2.44)	$(13.32)
Weighted average common shares outstanding:
Basic and diluted (1)	32,394	18,512

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,649)	$(240,388)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	35,444	80,353
Change in fair value of warrant liabilities	2,152	(6,342)
Impairment of long-lived assets	-	147,543
Provision for losses on accounts receivable	9	12,031
Provision for losses on inventory obsolescence	2,461	620
(Gain) loss on disposal of assets	(21,896)	7,112
Convertible senior notes converted into sales of patent licenses	(22,500)	-
Amortization of debt discount, premium and issuance costs	6,401	4,896
Paid-in-kind interest on convertible senior notes	9,686	-
Loss on extinguishment of debt, net	6,142	-
Share-based compensation expense	11,694	10,056
Changes in assets and liabilities:
Accounts receivable	18,642	23,118
Inventory	(847)	468
Prepaids and other current assets	(6,063)	6,288
Accounts payable	888	(23,999)
Accrued liabilities	(4,387)	(6,208)
Accrued interest	13,546	(6,932)
Net cash provided by (used in) operating activities	(19,277)	8,616
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,724)	(55,943)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	113,880	20,944
Net cash provided by (used in) investing activities	56,156	(34,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	32,160	68,957
Repayments of revolving credit facility	(41,700)	(85,497)
Proceeds from issuance of long-term debt	3,004	31,996
Repayments of long-term debt	(125,506)	(3,750)
Payment of fees related to debt extinguishment	(2,025)	-
Proceeds from issuance of convertible senior notes	97,500	-
Proceeds from issuance of notes payable	10,699	1,121
Repayments of notes payable	(9,377)	(7,507)
Repayments of amounts under equipment financing	(4,327)	(3,199)
Principal payments under capital lease obligations	(620)	(10,474)
Proceeds from issuance of preferred stock and warrants, net	-	19,596
Proceeds from issuance of common stock, net	14,667	400
Deferred financing costs	(7,496)	(21,402)
Net cash used in financing activities	(33,021)	(9,759)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,858	(36,142)
Cash and cash equivalents and restricted cash, beginning of period	5,262	41,404
Cash and cash equivalents and restricted cash, end of period	$9,120	$5,262

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental cash flow disclosure:
Interest paid	$2,423	$26,287
Income tax (refunds received) paid	(810)	144
Non-cash investing and financing activities:
Issuance of Class A common stock to senior secured term loan lenders	-	1,438
Issuance of Series B preferred stock to senior secured term loan lenders	-	1,050
Conversion of Series A preferred stock to Class A common stock	-	4,852
Exchange of Series A preferred stock for convertible senior notes	24,780	-
Conversion of Series B preferred stock to Class A common stock	27,277	-
Deemed and imputed dividends on Series A preferred stock	750	13,022
Accrued Series A preferred stock dividends	5,857	7,214
Accrued Series B preferred stock dividends	4,591	2,049
Changes in accrued and unpaid capital expenditures	8,070	9,818
Assets under capital lease obligations	3,595	229

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	(Deficit)
Balance at December 31, 2019	17,959,321	$2	5,500,692	$1	$225,385	$(93,091)	$10,633	$142,930
Class A common stock issuance	1,806,251	-	-	-	1,817	-	-	1,817
Reclassification of warrant liability upon forfeiture	-	-	-	-	203	-	-	203
Conversion of Class B common stock to Class A common stock	913,645	-	(3,197,756)	(1)	1	-	-	-
Conversion of Series A preferred stock to Class A common stock	250,414	-	-	-	4,852	-	-	4,852
Share-based compensation	-	-	-	-	7,314	-	415	7,729
Tax withholding related to vesting of share-based compensation	(44,073)	-	-	-	(70)	-	-	(70)
Restricted stock forfeitures	(166,899)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(13,022)	-	-	(13,022)
Accrued Series A preferred stock dividends	-	-	-	-	(7,214)	-	-	(7,214)
Accrued Series B preferred stock dividends	-	-	-	-	(2,049)	-	-	(2,049)
Net loss	-	-	-	-	-	(229,340)	(11,048)	(240,388)
Balance at December 31, 2020	20,718,659	$2	2,302,936	$-	$217,217	$(322,431)	$-	$(105,212)
Class A common stock issuance	5,091,800	1	-	-	14,347	-	-	14,348
Class A common stock issuance for reverse stock split round up	24,218	-	-	-	-	-	-	-
Reclassification of warrant liability upon forfeiture	-	-	-	-	232	-	-	232
Conversion of Class B common stock to Class A common stock	657,982	-	(2,302,936)	-	-	-	-	-
Conversion of Series B preferred stock to Class A common stock	26,615,215	2	-	-	27,275	-	-	27,277
Exchange of Series A preferred stock for convertible senior notes	-	-	-	-	8,936	-	-	8,936
Share-based compensation	-	-	-	-	7,269	-	44	7,313
Restricted stock grants	88,025	-	-	-	-	-	-	-
Tax withholding related to vesting of share-based compensation	(36,352)	-	-	-	(150)	-	-	(150)
Restricted stock forfeitures	(10,595)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(750)	-	-	(750)
Accrued Series A preferred stock dividends	-	-	-	-	(5,857)	-	-	(5,857)
Accrued Series B preferred stock dividends	-	-	-	-	(4,591)	-	-	(4,591)
Net loss	-	-	-	-	-	(70,605)	(44)	(70,649)
Balance at December 31, 2021	53,148,952	$5	-	$-	$263,928	$(393,036)	$-	$(129,103)

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company,” “we,” “us” or “our”), f/k/a Matlin & Partners Acquisition Corp, is a Houston, Texas-based technology-focused oilfield service company focused on electric powered pressure pumping services for oil and natural gas exploration and production (“E&P”) companies in the United States. The process of pressure pumping involves pumping a pressurized stream of fluid—typically a mixture of water, chemicals, and proppant—into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent or proppant becomes lodged in the cracks created by the stimulation process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

The Company’s fleets consist mostly of all-electric, mobile pressure pumping equipment and other auxiliary heavy equipment to perform stimulation services. The Company's Clean Fleet® electric fleets replace the traditional engines, transmissions, and radiators used in conventional diesel fleets with electric motors powered by electricity generated by natural gas-fueled turbine generators. The Company utilizes high-pressure hydraulic fracturing pumps mounted on trailers and refers to the group of pump trailers and other equipment necessary to perform a typical job as a “fleet” and the personnel assigned to each fleet as a “crew”. In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and since then it has sold most of its legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. Upon delivery, our Nyx Clean Fleets® are intended to replace any conventional fleet in operation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Our operations are organized into a single business segment, which consists of pressure pumping services, and we have one reportable geographical business segment, the United States.

Reverse Stock Split

At the annual meeting of the Company’s stockholders held on May 14, 2021, the Company’s stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split at a ratio to be determined by the Company’s Board of Directors within a specified range. On September 30, 2021, the Company effected a 1-for-3.5 reverse split of its Class A common stock. All owners of record as of September 30, 2021 received one issued and outstanding share of the Company’s Class A common stock in exchange for three and one half outstanding shares of the Company’s Class A common stock. No fractional shares of Class A common stock were issued as a result of the reverse stock split. Any fractional shares in connection with the reverse stock split were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock split had no impact on the number of shares of Class A common stock the Company is authorized to issue pursuant to its certificate of incorporation or on the par value per share of the Class A common stock. Proportional adjustments were made to the number of shares of Class A common stock issuable upon exercise or conversion of the Company's equity awards, convertible preferred stock and warrants, as well as the applicable exercise price. All share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect the impact of the reverse stock split.

Principles of Consolidation

The consolidated financial statements comprise the financial statements of the Company and its wholly owned subsidiaries. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date when such control ceases. The financial statements of the subsidiaries are prepared for the same reporting period as the Company. All significant intercompany balances and transactions are eliminated upon consolidation.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash in our consolidated balance sheets. As of December 31, 2021, restricted cash consisted of $729 transferred into a trust account to support our workers’ compensation obligations and $2,007 for use in prepayment of the Senior Secured Term Loan. As of December 31, 2020, restricted cash consisted of $513 transferred into a trust account to support our workers’ compensation obligations and $1,056 for use in approved capital expenditures.

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same amounts shown on the consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$6,384	$3,693
Restricted cash	2,736	1,569
Cash and cash equivalents and restricted cash	$9,120	$5,262

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

During the year ended December 31, 2021, the Company entered into an Assignment of Claim Agreement (the “Assignment”) with a third-party, whereby the Company transferred to the third-party all right, title, and interest in the Company’s claim in the amount of $14,470 in connection with a customer’s bankruptcy. The Assignment was for consideration of $2,478, which the Company received on April 26, 2021. During the first quarter of 2021, the Company wrote-off the related receivables of $12,000, which was the unrealized amount of the claim assigned and was previously reserved for in full as of December 31, 2020. As of December 31, 2021, the Company did not record an allowance for doubtful accounts.

The following table shows the change in allowance for doubtful accounts:

	December 31,
	2021	2020
Balance at beginning of period	$12,000	$22
Charges to costs and expenses	9	12,031
Recoveries and write-offs	(12,009)	(53)
Balance at end of period	$-	$12,000

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

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

During the year ended December 31, 2021, the Company recorded $2,461 of reserves for losses on inventory obsolescence primarily related to conventional diesel parts. As of December 31, 2021 and 2020, the Company had established inventory reserves of $1,272 and $315, respectively, for obsolete and slow-moving inventory. The following table shows the change in the inventory reserves:

	December 31,
	2021	2020
Balance at beginning of period	$315	$579
Charges to costs and expenses	2,461	620
Recoveries and write-offs	(1,504)	(884)
Balance at end of period	$1,272	$315

Assets Held for Sale

Assets that are classified as held for sale are measured at the lower of their carrying amount or fair value less expected selling costs (“estimated selling price”) with a loss recognized to the extent that the carrying amount exceeds the estimated selling price. The classification is applicable at the date upon which the sale of assets is probable and the assets are available for immediate sale in their present condition. Upon determining that an asset meets the criteria to be classified as held for sale, the Company ceases depreciation and reports the assets, if material, in assets held for sale in its consolidated balance sheets.

When the net carrying value of an asset designated as held for sale exceeds its estimated fair value, which we estimate based on the estimated selling price, we recognize the difference as an impairment charge. When an impairment charge is recorded, subsequent changes to the estimated selling price of assets held for sale are recorded as gains or losses to the consolidated statements of operations wherein the recognition of subsequent gains is limited to the cumulative loss previously recognized. During the year ended December 31, 2021, the Company recorded no impairment charges on its held for sale assets.

Property and Equipment

Property and equipment are carried at cost, with depreciation provided on a straight-line basis over their estimated useful lives. Expenditures for renewals and betterments that extend the lives of the assets are capitalized. Amounts spent for maintenance and repairs, which do not improve or extend the life of the related asset, are charged to expense as incurred.

The Company separately identifies and accounts for certain critical components of its pressure pumping units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components. For our other service equipment, we do not separately identify and track depreciation of specific original components. When we replace components of these assets, we typically estimate the net book values of the components that are retired, which are based primarily upon their replacement costs, their ages, and their original estimated useful lives.

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

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment and amortizable identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When making this assessment, the following factors are considered: current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. We determine recoverability by evaluating whether the undiscounted estimated future net cash flows of the asset or asset group are less than its carrying value. When impairment is indicated, we proceed to Step 2 of the impairment test and measure the impairment as the amount by which the assets carrying value exceeds its fair value. Management considers several factors such as estimated future cash flows, appraisals, and current market value analysis in determining fair value. Assets are written down to fair value if the concluded current fair value is below the net carrying value. Impairment loss on long-lived assets of $147,543 was recorded during the first quarter of 2020 (refer to “Note 6 – Goodwill and Intangible Assets”). No impairment of long-lived assets was recorded for the year ended December 31, 2021.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

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

Warrants

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

The Company issued Public Warrants and Private Placement Warrants in connection with its initial public offering (the “IPO”) in November 2018. Additionally, the Company issued warrants to certain institutional investors in connection with the Company's private placement of Series A preferred stock on May 24, 2019 (“Series A Warrants,” and together with the Public Warrants and Private Placement Warrants, the “warrants”). As of December 31, 2021, all our outstanding warrants are recognized as liabilities. Accordingly, we recognize the warrant instruments as liabilities at fair value upon issuance and adjust the instruments to fair value at the end of each reporting period. Any change in fair value is recognized in our consolidated statements of operations. The Public Warrants are valued using their quoted market price since they are publicly traded and thus had an observable market price. The Private Placement Warrants are valued using a Monte Carlo simulation model. The Series A Warrants are valued using the Black-Scholes option pricing model.

Convertible Notes and Convertible Preferred Stock

When the Company issues convertible notes or convertible preferred stock, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible note instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815-15. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized in the consolidated statements of operations.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

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

If the convertible note contains a BCF, the amount of the proceeds allocated to the BCF reduces the balance of the convertible note, creating a discount which is amortized over the note’s term to interest expense in the consolidated statements of operations.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $106,620 and $198,000 as of December 31, 2021 and 2020, respectively, based on the market price quoted from external sources. If the Senior Secured Term Loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

Equipment financing. The carrying value of the equipment financing notes approximates fair value as its terms are consistent with and comparable to current market rates as of December 31, 2021 and 2020, respectively.

Warrants. As of December 31, 2021, the Company’s outstanding warrants are accounted for as liabilities and measured at fair value. See “Note 9 – Warrant Liabilities” for fair value measurements associated with the Company’s warrants.

Convertible Senior Notes. As of December 31, 2021, the fair value of the Convertible Senior Notes is $73,538, based on an option pricing framework using a lattice model. If the Convertible Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

Revenue Recognition

The Company recognizes revenue based on the customer’s ability to benefit from the services rendered in an amount that reflects the consideration expected to be received in exchange for those services, pursuant to ASC 606, Revenue from Contracts with Customers. The Company’s revenues consist of providing pressure pumping services for either a pre-determined term or number of stages/wells to E&P companies operating in the onshore oil and natural gas basins of the United States. In the performance of these services, and at the request of our customers, we may also provide consumables such as chemicals and sand. Revenues are earned as services are rendered, which is generally on a per stage basis, per hour rate basis or daily rate basis. Customers are invoiced according to contract terms, which is generally upon the completion of a well or monthly with payment due typically 30 days from invoice date.

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

Patent License Sales. On June 24, 2021, the Company issued a Convertible Senior Note (See “Note 10 – Convertible Senior Notes”) convertible into a patent license agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and the Company entered into a Patent License Agreement (the “License Agreement”), which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric fleets using the Company’s patented Clean Fleet® technology (the “licenses”). Upon entry into the License Agreement, the Company sold three licenses to build and operate three electric fleets, each valued at $7,500.

The sales of the right to use the Company’s patented Clean Fleet® technology is a single performance obligation. The Company recognizes the income associated with the patent license sales at the point in time when the Company satisfies its performance obligation by granting the purchaser the right to use the patented Clean Fleet® technology and transfer of control has occurred. The patent license sales are recognized as other income in our consolidated statement of operations.

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

The following table shows the percentage of revenues from our significant customers:

	Year Ended December 31,
	2021	2020
Customer A	*	11.2%
Customer B	*	19.7%
Customer C	14.1%	18.4%
Customer E	15.5%	13.2%
Customer F	20.8%	18.2%

An asterisk indicates that revenue is less than ten percent.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

The following table shows the percentage of trade receivables from our significant customers:

	Year Ended December 31,
	2021	2020
Customer B	*	32.2%
Customer C	20.4%	17.0%
Customer F	24.3%	12.7%
Customer G	*	12.5%
Customer H	*	13.5%
Customer J	29.7%	*
Customer K	25.0%	*

An asterisk indicates that trade receivable is less than ten percent.

Share-Based Compensation

Share-based compensation is measured on the grant date and fair value is recognized as expense over the requisite service period, which is generally the vesting period of the award. The Company recognizes forfeitures as they occur rather than estimating expected forfeitures.

The fair value of time-based restricted stock, deferred stock units, or other performance incentive awards is determined based on the number of shares or units granted and the closing price of Class A common stock on the date of grant. The fair value of stock options is determined by applying the Black-Sholes model on the grant-date market value of the underlying Class A common stock.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, requiring a customer in a cloud computing arrangement that is a service contract to follow the guidance in ASC 350-40 in determining the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The Company adopted ASU 2018-15 on January 1, 2021, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2020-02 (collectively, "ASC 842"). ASC 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets.

The Company adopted ASC 842 on January 1, 2022, using the modified retrospective with applied transition method and will recognize a cumulative impact to retained earnings in that period. The Company elected to apply certain practical expedients, whereby it will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. Prior period financial statements would be stated under the old guidance ASC 840 with no change to prior periods or disclosures associated with prior period.

Upon adoption of the new leasing standard, the Company will recognize additional right-of-use assets and related lease liabilities of approximately $1.6 million and $2.1 million, respectively, on its consolidated balance sheet as of January 1, 2022, primarily for its operating leases that existed upon the effective date. The impact of adoption of the new leasing standard has no impact to the consolidated statements of operations.

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

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 in GAAP. The new guidance also improves the issuer’s application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 on January 1, 2022. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The new guidance will be effective for small reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid insurance	$5,207	$3,162
Recoverable costs from insurance	11,109	4,635
Income tax receivable	757	1,567
Other current assets	1,675	1,343
Total prepaid expenses and other current assets	$18,748	$10,707

During the year ended December 31, 2021, the Company prepaid $13,241 in insurance premiums related to renewals of various insurance policies.

The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts. Recoverable costs from insurance as of December 31, 2021, was $11,109, which represents net book value of equipment damaged that we expect to recover from insurance, which was collected in full during the first quarter of 2022. The $4,635 of recoverable costs from insurance, recorded as of December 31, 2020, was collected in full during the first quarter of 2021. During the years ended December 31, 2021 and 2020, the Company received $9,053 and $4,854, respectively, as insurance reimbursement.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	December 31,
		2021	2020
Pressure pumping equipment (1)	1.5 to 25	$186,826	$263,869
Light duty vehicles (2)	5	5,524	2,483
Furniture and fixtures	5	67	67
IT equipment	3	1,033	1,676
Auxiliary equipment	2 to 20	12,218	11,058
Leasehold improvements	Term of lease	276	287
		205,944	279,440
Less: Accumulated depreciation and amortization		(43,280)	(44,108)
Property and equipment, net		$162,664	$235,332

(1)
As of December 31, 2021, the Company had capitalized $540 related to capital leases and the accumulated depreciation was $270.
(2)
As of December 31, 2021 and 2020, the Company had capitalized $3,857 and $260, respectively, related to capital leases and the accumulated depreciation was $489 and $31, respectively.

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2021 and 2020 was $34,479 and $79,263, respectively.

During the year ended December 31, 2020, as a result of the impairment test on long-lived assets described in “Note 6 – Goodwill and Intangible Assets,” the Company recorded an impairment charge of $140,273 to reduce the carrying value of property and equipment to its fair value on the date of impairment. No impairment of long-lived assets was recorded for the year ended December 31, 2021.

Assets Sales

In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and since then has sold most of its legacy, diesel-powered pressure pumping equipment. As of December 31, 2021, the Company has classified $2,043 in net book value of diesel pressure pumping equipment, which was subsequently sold in January 2022, as assets held for sale on the consolidated balance sheet.

During the year ended December 31, 2021, the Company received $105,963 in proceeds from the sale of equipment, of which $44,450 was for assets classified as held for sale and $35,000 was a result of sale-leaseback transaction (described below). In January 2022, the Company sold its remaining assets classified as held for sale for $2,110 in proceeds. The Company used the proceeds received from the asset sales to pay down the principal of its Senior Secured Term Loan.

The Company recognized a gain of $21,896 and a loss of $7,112 from disposal of assets for the years ended December 31, 2021 and 2020, respectively.

In October 2021, the Company entered into an agreement to sell certain power generation equipment for proceeds of $35,000. Concurrent with the sale of the assets, the Company entered into a twelve month lease agreement whereby the Company agreed to lease back the assets. In accordance with ASC 840, the Company accounted for the sale as a sale-leaseback transaction and accounted for the lease as a short-term operating lease. The Company deferred $7,410 of the gain from disposal of assets to accrued expenses and other current labilities to amortize over the minimum terms of the lease.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. As of December 31, 2021 and 2020, the Company had goodwill of $4,971.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

Intangible Assets

A summary of intangible assets consisted of the following:

	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
As of December 31, 2021
Trademarks	10	$1,415	$362	$1,053
Patents	20	12,775	1,328	11,447
		$14,190	$1,690	$12,500
As of December 31, 2020
Trademarks	10	$1,415	$156	$1,259
Patents	20	12,775	568	12,207
		$14,190	$724	$13,466

The intangible assets are amortized over the period the Company expects to receive the related economic benefit. Amortization expense related to amortizable intangible assets was $966 and $1,090 for the years ended December 31, 2021 and 2020, respectively, which was included as part of depreciation and amortization in the consolidated statements of operations.

During the first quarter of 2020, the Company identified a triggering event and performed a quantitative impairment test on long-lived assets. The expected present value method, a form of the income approach, was utilized to determine the fair value of long-lived assets. This method is based on expected cash flows using a risk-adjusted discount rate, which reflects the weighted average cost of capital of similarly traded public companies. As a result of the impairment test performed, during the year ended December 31, 2020, the Company recorded an impairment charge of $7,270 to reduce the carrying value of intangible assets to its fair value on the date of impairment. No impairment of intangible assets was recorded for the year ended December 31, 2021.

As of December 31, 2021, the estimated amortization expense for future periods is as follows:

Fiscal Year	Estimated Amortization Expense
2022	$966
2023	966
2024	966
2025	966
2026	966
Thereafter	7,670
Total	$12,500

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued payroll and benefits	$5,188	$7,208
Accrued taxes	5,041	5,380
Accrued interest	287	317
Deferred gain on sale-leaseback	5,557	-
Other current liabilities	769	1,876
Accrued expenses and other current liabilities	$16,842	$14,781

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 8 – NOTES PAYABLE

The Company enters into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors’ and officers’ liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. During the years ended December 31, 2021 and 2020, the aggregate amount of the premiums financed was $10,699 and $1,121, respectively, payable in equal monthly installments at a weighted average interest rate of 5.2% and 5.3%, respectively. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the consolidated balance sheets. As of December 31, 2021 and 2020, the Company had a remaining balance of $2,320 and $998, respectively, related to notes payable.

NOTE 9 – WARRANT LIABILITIES

Public Warrants and Private Placement Warrants

Pursuant to the Company’s IPO, 32,500,000 warrants (the “Public Warrants”) were issued and 15,500,000 warrants (the “Private Placement Warrants”) were sold simultaneously to Matlin & Partners Acquisition Sponsor, LLC (the “Sponsor”) and Cantor Fitzgerald (the “Underwriter”). Each Public Warrant and Private Placement Warrant entitles its holder to purchase one-seventh of a share of Class A common stock at an exercise price of $5.75 per warrant ($40.25 per full share equivalent), to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the transaction and expire on November 9, 2023 or earlier upon redemption or liquidation.

The Company may redeem the outstanding Public Warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if the last sale price of the Company’s common stock equals or exceeds $84.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The Private Placement Warrants, however, are nonredeemable so long as they are held by the Sponsor, the Underwriter or their permitted transferees.

During the year ended December 31, 2021, no Public or Private Placement Warrants were redeemed, exercised or forfeited. During the year ended December 31, 2020, certain warrant holders elected to forfeit 6,327,218 Private Placement Warrants for no consideration. As of December 31, 2021, 9,994,635 Public Warrants and 9,172,782 Private Placement Warrants were outstanding, and exercisable for an aggregate of 2,738,203 shares of Class A common stock.

Series A Warrants

On May 24, 2019 ("Closing Date"), the Company issued 2,933,333 initial warrants to certain institutional investors in connection with the Company's private placement of Series A preferred stock (the "Series A Warrants"). The Company will issue additional warrants to the purchasers in quarterly installments beginning nine months after the Closing Date through March 31, 2022.

The Series A Warrants entitle their holders to purchase two-sevenths of a share of Class A common stock at an exercise price of $7.66 per warrant ($26.81 per full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The Series A Warrants expire on November 25, 2025.

During the years ended December 31, 2021 and 2020, the Company issued 1,777,776 and 1,911,108 additional Series A Warrants to the purchasers of Series A preferred stock, respectively, in accordance with the Series A preferred stock purchase agreement. During the year ended December 31, 2021, a Series A Warrant holder elected to forfeit 399,999 Series A Warrants for no consideration. See “Note 13 – Mezzanine Equity” for additional discussion of the Series A preferred stock purchase agreement. As of December 31, 2021, 6,222,218 Series A Warrants were outstanding pursuant to the Series A preferred stock purchase agreement, and exercisable for 1,777,777 shares of Class A common stock.

Fair Value Measurement

As of December 31, 2021, the Company’s outstanding warrants are accounted for as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s consolidated statements of operations each reporting period.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

The following tables present the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Quoted prices in active markets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)	Total
As of December 31, 2021
Public Warrants	$752	$-	$-	$752
Private Placement Warrants	-	871	-	871
Series A Warrants	-	1,934	-	1,934
	$752	$2,805	$-	$3,557
As of December 31, 2020
Public Warrants	$254	$-	$-	$254
Private Placement Warrants	-	248	-	248
Series A Warrants	-	1,117	-	1,117
	$254	$1,365	$-	$1,619

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

The following assumptions were used to calculate the fair value for the private placement and Series A Warrants:

	Private Placement Warrants	Series A Warrants
As of December 31, 2021
Expected remaining life	1.9 years	3.9 years
Volatility rate	227.5%	227.5%
Risk-free interest rate	0.7%	1.1%
Expected dividend rate	0%	0%

As of December 31, 2020
Expected remaining life	2.86 years	4.9 years
Volatility rate	115.8%	115.8%
Risk-free interest rate	0.2%	0.4%
Expected dividend rate	0%	0%

The following table summarizes the activities, including changes in fair values of the Company’s warrant liabilities for the periods indicated:

	December 31,
	2021	2020
Balance at beginning of period	$1,619	$8,147
Reclassification of warrant liability upon forfeiture	(232)	(203)
Change in fair value of warrant liabilities	2,152	(6,342)
Amortization of warrant issuance costs	18	17
Balance at end of period	$3,557	$1,619

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 10 – CONVERTIBLE SENIOR NOTES

On June 24, 2021, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”). As of December 31, 2021, pursuant to the Note Purchase Agreement, the Company issued $136,500 in aggregate principal amount of 16.0% Convertible Senior Secured (Third Lien) PIK Notes (the “Convertible Senior Notes”), in a private placement to institutional investors (the “Private Placement”), comprised of Cash Notes, Exchange Notes (collectively with the Cash Notes, the “Equity Linked Notes”) and a License Linked Note, as described below, which mature on June 5, 2026. The Convertible Senior Notes are secured by a third priority security interest in the collateral that secures the Company’s obligations under the Senior Secured Term Loan.

Equity Linked Notes. In June 2021 and July 2021, in connection with the Private Placement, the Company issued and sold $75,000 in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock for cash (the “Cash Notes”). The conversion prices of the Cash Notes range from $3.43 to $4.38, subject to adjustment.

In June 2021, in connection with the Private Placement, the Company issued and sold $39,000 in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock in exchange for 30,390 shares of the Company’s Series A preferred stock (the “Exchange Notes”). The Exchange Notes are convertible at a conversion price of $7.00 subject to adjustment.

License Linked Note. On June 24, 2021, in connection with the Private Placement, the Company issued and sold a Convertible Senior Note in the principal amount of $22,500 that was convertible into a patent license agreement (the “License Linked Note”). On June 29, 2021, the holder exercised its right to convert the License Linked Note in full and the Company entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric fleets using the Company’s patented Clean Fleet® technology (the “licenses”). Upon entry into the License Agreement, the holder purchased three licenses to build and operate three electric fleets, each valued at $7,500. The Company recognized the $22,500 as other income from patent license sales in its consolidated statement of operations. The debt issuance costs associated with the License Linked Note were fully amortized.

The carrying value of the Convertible Senior Notes is as follows:

December 31, 2021
Principal	$114,000
PIK interest	9,686
Unamortized debt premium	1,841
Unamortized debt discount and issuance costs	(19,758)
Net Convertible Senior Notes	$105,769

During the year ended December 31, 2021, the Company received $97,500 in cash proceeds from the issuance of the Convertible Senior Notes. The Company used a portion of the proceeds from the issuance of the Convertible Senior Notes to pay the cash settlement amount in accordance with the Settlement Agreement (as described in “Note 12 – Commitments and Contingencies”) and the remainder for general corporate purposes, including growth capital.

The Convertible Senior Notes bear interest at a rate of 16.0% per annum. Accrued and unpaid interest is calculated on the last day of each quarter, commencing September 30, 2021, and will be paid-in-kind (“PIK”) on such date by increasing the principal amount of the outstanding Convertible Senior Notes. The Company has accrued PIK interest of $9,686 related to the Convertible Senior Notes for the year ended December 31, 2021.

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

(in thousands, except share and per share amounts, or where otherwise noted)

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

In accordance with ASC 480, the Company evaluated the Equity Linked Notes and determined they should be classified as liabilities due to the unconditional obligation to settle the notes in a variable number of shares of the Company’s Class A common stock based on a fixed monetary amount known at inception. Certain of the Equity Linked Notes issued were initially measured at fair value as they were considered new instruments issued concurrently to extinguish the Series A preferred stock. See “Note 13 – Mezzanine Equity” for the discussion of Series A preferred stock exchange.

The initial measurement at fair value of those certain Equity Linked Notes resulted in the Company recording a premium of $1,900 and a total discount of $16,120. The Company amortizes such premium and discount as an adjustment to interest expense using the effective interest method over the term of the Equity Linked Notes.

During the year ended December 31, 2021, we incurred transaction costs related to the issuance of the Convertible Senior Notes of $4,413 which were recorded as debt issuance costs and are presented as a direct deduction from the carrying amount of the Convertible Senior Notes on our consolidated balance sheet. The debt issuance costs are being amortized under the effective interest method over the term of the Convertible Senior Notes. Amortization expense related to the Convertible Senior Notes was $745 for the year ended December 31, 2021 and is presented in interest expense in the consolidated statements of operations.

NOTE 11 – DEBT

Long-term debt consisted of the following:

	December 31,
	2021	2020
Senior Secured Term Loan	$120,745	$246,250
ABL Credit Facility	14,170	23,710
PPP Loan	-	10,000
USDA Loan	25,000	21,996
Equipment financing	8,540	12,866
Capital leases	3,204	229
Total debt principal balance	171,659	315,051
Senior Secured Term Loan future interest payable	24,384	10,925
Unamortized debt discount and issuance costs	(11,792)	(28,501)
Current maturities	(9,504)	(13,573)
Net long-term debt	$174,747	$283,902

Senior Secured Term Loan

On May 7, 2019, the Company, USWS LLC, as the borrower, and all the other subsidiaries of the Company entered into a Senior Secured Term Loan Credit Agreement (as amended, the “Senior Secured Term Loan Agreement”) with CLMG Corp., as administrative and collateral agent, and the lenders party thereto. Upon entering the Senior Secured Term Loan Agreement, the Company borrowed $250,000 in Term A Loans and Term B Loans (collectively the “Senior Secured Term Loan”), which matures on December 5, 2025.

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

The Senior Secured Term Loan requires mandatory prepayments upon certain dispositions of property or issuance of other indebtedness, as defined, and quarterly a percentage of excess cash flow, if any, equal to 100%. Certain mandatory prepayments (excluding excess cash flows sweep) and optional prepayments are subject to a yield maintenance fee for the first two years and prepayment premium of 2.0% in year three and 1.0% in year four. Upon the final payment and termination of the Senior Secured Term Loan, we are subject to an exit fee equal to 2.0% of the principal amount of loans then outstanding and the aggregate optional prepayment of principal amounts repaid during the 120 days that occurred prior to such final payment.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

During the years ended December 31, 2021 and 2020, the Company, USWS LLC, as the borrower, and all the other subsidiaries of the Company entered into multiple term loan amendments to the Senior Secured Term Loan Agreement with CLMG Corp., as administrative and collateral agent, and the lenders party thereto, to make certain modifications to the Senior Secured Term Loan.

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

In accordance with the fifth term loan amendment, the deferral period for interest on the Senior Secured Term Loan was shortened by three months, to January 1, 2022 pending the outstanding principal amount being reduced to certain levels by December 31, 2021. On December 31, 2021, the outstanding principal amount of the Senior Secured Term Loan was less than $132,000 but greater than $110,000 and therefore the interest rate is 0.0% per annum from January 1, 2022 through March 31, 2022. If on April 1, 2022, the outstanding principal amount of the Senior Secured Term Loan is equal to or less than $103,000 then the interest rate shall be 1.0% per annum from April 1, 2022 through December 31, 2022. If, however, the outstanding principal amount of the Senior Secured Term Loan is greater than $103,000 on April 1, 2022, than the interest rate will resume incurring at the applicable benchmark rate, subject to a 2.0% floor, plus the applicable margin of 8.25% per annum.

Pursuant to the fourth term loan amendment, the principal amortization schedule was modified such that commencing on December 31, 2020, the Company is required to make quarterly principal payments of $1,250 until September 30, 2025.

On April 1, 2020, in exchange for entering into the second term loan amendment, the lenders under the Senior Secured Term Loan received an extension fee comprised of a $20,000 cash payment, 1,050 shares of Series B preferred stock valued at $1,050 based on the stated liquidation preference of $1,000 per share, and 1,579,892 shares of Class A common stock valued at $1,438 based on the closing price of the Class A common stock at the date of issuance. The Series B preferred stock issued to the lenders under the Senior Secured Term Loan had the same terms as the Series B preferred stock issued to certain institutional investors as described in “Note 13 – Mezzanine Equity”. The total fair value of cash and non-cash consideration transferred to the lenders under the Senior Secured Term Loan were accounted for as discount on debt issuance and amortized to interest expense using the effective interest method over the remaining term of the Senior Secured Term Loan.

During the year ended December 31, 2020, the Company accounted for the second and fourth term loan amendments as a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, due to the level of concession provided by the lenders under the Senior Secured Term Loan. Under this guidance, the future undiscounted cash flows of the Senior Secured Term Loan, as amended, exceeded the carrying value, and accordingly, no gain was recognized, and no adjustment was made to the carrying value of the debt. Interest expense on the amended Senior Secured Term Loan was computed using a new effective rate that equated the present value of the future cash payments specified by the new terms with the carrying value of the debt under the original terms.

The fourth and fifth term loan amendments agreed to make certain modifications to the Senior Secured Term Loan Agreement to, among other things, consent to entry into the USDA Loan (described within this section) and to permit the incurrence of debt and liens in connection with the Convertible Senior Notes.

The fifth term loan amendment, entered into on June 24, 2021, did not result in a significant modification or extinguishment resulting in no change in accounting for the Senior Secured Term Loan. In connection with the fifth term loan amendment, the Company paid $3,000 to the lenders under the Senior Secured Term Loan, which was accounted for as a debt discount and is amortized to interest expense using the effective interest method over the remaining term of the Senior Secured Term Loan.

During the year ended December 31, 2021, the Company made principal payments of $125,506, which included prepayments of $118,006 driven primarily by asset sales. The early repayment of debt resulted in a write-off of $14,215 of unamortized debt discount and issuance costs and prepayment fees of $2,025, all of which were presented as loss on extinguishment of debt in the consolidated statements of operations.

As of December 31, 2021, the outstanding principal balance of the Senior Secured Term Loan was $120,745, of which $5,000 was due within one year from the balance sheet date.

On February 28, 2022, the Company entered into the sixth term loan amendment to the Senior Secured Term Loan Agreement. See “Note 20 – Subsequent Events” for details regarding the modifications made to the Senior Secured Term Loan Agreement pursuant to the sixth term loan amendment.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

ABL Credit Facility

On May 7, 2019, the Company, USWS LLC, and all the other subsidiaries of the Company entered into a $75,000 ABL Credit Agreement (as amended, the “ABL Credit Facility”) with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. As of December 31, 2021, the aggregate revolving commitment under the ABL Credit Facility is $50,000 and the facility matures on April 1, 2025.

During the years ended December 31, 2021 and 2020, the Company, USWS LLC, and all the other subsidiaries of the Company entered into a multiple ABL amendments to the ABL Credit Facility with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer, to make certain modifications to the ABL Credit Facility.

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the eligible accounts receivables of the borrower. As of December 31, 2021, borrowings under the ABL Credit Facility bear interest at LIBOR, plus an applicable LIBOR rate margin of 2.0% to 2.5% or base rate margin of 1.0% to 1.5% as defined in the ABL Credit Facility. In addition, as of December 31, 2021, borrowings which are advanced in respect of the FILO Amount (as defined in the first ABL amendment) accrue interest at a rate that is 1.5% higher than the rate applicable to other loans under the ABL Credit Facility, and may be repaid only after all other loans under the ABL Credit Facility have been repaid.

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

Pursuant to the first ABL amendment, entered into in April 2020, the aggregate revolving commitment under the ABL Credit Facility was reduced from $75,000 to $60,000, the maturity date was extended and the interest rate margin applicable to borrowings under the ABL Credit Facility was increased and a LIBOR floor was added. The borrowing base under the ABL Credit Facility was amended to include a FILO Amount which increased borrowing base availability.

Pursuant to the second ABL amendment, entered into in August 2020, the aggregate revolving commitment under the ABL Credit Facility was reduced from $60,000 to $50,000 and certain modifications were made to eligible accounts in the borrowing base and to the applicable thresholds in the cash dominion trigger period and financial covenant trigger period, among other things. The Company’s option to request an increase in commitments under the accordion feature was also removed under the terms of the second ABL amendment.

During the year ended December 31, 2020, based on ASC 470-50, Modifications and Extinguishments, the Company accounted for the first and second ABL amendments as a modification of debt.

The third and fourth ABL amendments agreed to make certain modifications to the ABL Credit Facility to, among other things, consent to entry into the USDA Loan (described within this section) and to permit the incurrence of debt and liens in connection with the Convertible Senior Notes.

On December 31, 2021, the borrowing base was $25,266 and the outstanding revolver loan balance was $14,170, classified as long-term debt in the consolidated balance sheets. As of December 31, 2021, we were in compliance with all of the covenants under our ABL Credit Facility.

Paycheck Protection Program Loan

In July 2020, the Company received an unsecured loan (the “PPP Loan”) in the principal amount of $10,000 that bore interest at a rate of 1.0% per annum and matured in five years under the Paycheck Protection Program from a commercial bank. The Paycheck Protection Program was established under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loan. In August 2021, the Company was notified that the principal amount of $10,000 and accrued interest of $99 with respect to the PPP Loan had been forgiven. The loan amount and accrued interest was recognized as a gain on extinguishment of debt in the consolidated statement of operations.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

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

The USDA loan bears interest of 5.75% per annum and is payable according to the following schedule:

•
36 monthly consecutive interest payments, beginning on December 12, 2020
•
83 monthly consecutive principal and interest payments beginning December 12, 2023
•
One final principal and interest payment of the remaining due on November 12, 2030

During the year ended December 31, 2020, the Company recorded the related debt discount and debt issuance costs of $506 and $558, respectively, as a direct deduction to the face amount of the USDA Loan. The amortization of debt discount and debt issue costs is recorded to interest expense based on the effective interest rate method over the term of the USDA Loan.

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

As of December 31, 2021, the outstanding principal balance of the USDA Loan was $25,000, presented as long-term debt in the consolidated balance sheets. As of December 31, 2021, we were in compliance with all of the covenants under our USDA Loan.

Equipment Financing

In March 2020, the Company entered into an agreement to consolidate various individual equipment financing agreements, which represented substantially all our equipment financing notes, into four notes. The new notes are held by the same lender as the original equipment financing agreements. The amendments under the consolidated equipment financing notes pertain to maturity date, interest rate, and date of first installment payment. The Company evaluated the debt modification in accordance with ASC 470-50 and concluded that the debt modification did not result in a substantially different debt, and accordingly, no gain or loss was recorded. The equipment financing notes have an interest rate of 5.75% and mature in May 2024.

During the years ended December 31, 2021 and 2020, the Company made principal payments of $4,327 and $3,199, respectively, on the equipment financing notes. As of December 31, 2021, the outstanding balance of the equipment financing notes was $8,540, of which $3,412 was due within one year from the balance sheet date.

Payments of Debt Obligations due by Period

As of December 31, 2021, the schedule of the repayment requirements of long-term debt is as follows:

Principal Amount
Fiscal Year	of Long-term Debt
2022	$9,504
2023	9,642
2024	10,402
2025	123,533
2026	3,367
Thereafter	15,211
Total	$171,659

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company was named a defendant in a case filed on January 14, 2019 in the Superior Court of the State of Delaware styled Smart Sand, Inc. v. U.S. Well Services LLC, C.A. 19C-01-144 PRW. On June 1, 2021, the court ruled against the Company in the case on the breach of contract claim and subsequently, on June 17, 2021, entered judgement in favor of Smart Sand, Inc. (“Smart Sand”) in the amount of approximately $51,000. On June 28, 2021, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Smart Sand, pursuant to which the Company and Smart Sand reached a settlement of all matters in dispute. Pursuant to the Settlement Agreement, the Company agreed to pay $35,000 in cash and to provide Smart Sand certain rights of first refusal related to the supply of proppant for a period of two years (the “Settlement”). The parties to the Settlement Agreement also released each other from claims arising from or related to the Smart Sand litigation or the final judgment of the court. As of December 31, 2021, the Company paid $35,000 to Smart Sand and the settlement expense was reflected as litigation settlement on the consolidated statement of operations.

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

Purchase Commitments

The Company entered into an Equipment Purchase and Sale Agreement to purchase equipment. The Company intends to fund the commitments due in the next twelve months under the Equipment Purchase and Sale Agreement through additional financing transactions and cash on hand.

As of December 31, 2021, future minimum purchase commitments for equipment are as follows:

Fiscal Year
2022	$32,800
2023	16,400
Total	$49,200

Sand Purchase Agreements

The Company entered into agreements for the supply of proppant for use in its pressure pumping operations. Under the terms of these agreements, the Company is subject to minimum purchase quantities on a monthly, quarterly, or annual basis at fixed prices or may pay penalties in the event of any shortfall. As of December 31, 2021, the Company has met its obligated minimum purchase commitments under the agreement for the supply of proppant.

Lease Agreements

The Company has various long-term operating leases for facilities with terms ranging from 36 to 76 months.

Rent expense was $1,275 and $2,359 for the years ended December 31, 2021 and 2020, respectively, of which $1,001 and $1,655, respectively, are recorded as cost of services and $274, and $704, respectively, are recorded as selling, general and administrative expenses in the consolidated statements of operations.

The Company has capital leases for light duty vehicles and equipment with terms ranging from 18 to 48 months. Assets under capital leases and related accumulated amortization is recorded under property and equipment in the consolidated balance sheets.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

The following is a schedule of minimum future payments on non-cancellable operating leases and capital leases as of December 31, 2021:

Fiscal Year	Operating Leases	Capital Leases
2022	$1,107	$1,241
2023	308	896
2024	258	891
2025	67	447
Total	$1,740	$3,475

The total capital leases payments include imputed interest.

The Company has also entered into short-term and long-term equipment lease agreements with certain power generation providers. The short-term equipment lease agreement has a term of twelve months and minimum future payments of $17,550 due in 2022. As of December 31, 2021, the long-term equipment lease agreements had not commenced, and the Company was in negotiations to amend and extend the start dates based on current supply constraints. The long-term equipment lease agreements were subsequently scheduled to commence in the first half of 2022 and will have minimum future payments of approximately $11,700 in 2022, $15,600 in 2023 and $3,900 in 2024. The Company expects to offset a portion of the commitments it will owe under these lease agreements through additional customer charges.

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. The amount of estimated claims incurred, but not reported as of December 31, 2021 and 2020 was $288 and $189, respectively, and was reported as accrued expenses in the consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 13 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the year ended December 31, 2021:

	Shares	Amount
Balance at December 31, 2020	50,000	$50,975
Exchange of Series A preferred stock for Convertible Senior Notes	(30,390)	(33,716)
Deemed and imputed dividends on Series A preferred stock	-	750
Accrued Series A preferred stock dividends	-	5,857
Balance at December 31, 2021	19,610	$23,866

On May 23, 2019, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Purchasers”) to issue and sell in a private placement 55,000 shares of Series A preferred stock for an aggregate purchase price of $1,000 per share, for total gross proceeds of $55,000. At the initial closing on May 24, 2019 (“Closing Date”), the Purchasers purchased all the Series A preferred stock and 2,933,333 initial Series A Warrants exercisable for shares of Class A common stock. See “Note 9 – Warrant Liabilities” for additional discussion of the Series A Warrants issued pursuant to the Series A preferred stock purchase agreement.

Holders of shares of Series A preferred stock are entitled to receive cumulative dividends, compounding and accruing quarterly in arrears, from the Closing Date until the second anniversary of the Closing Date, at an annual rate of 12.0%, and thereafter, 16.0% of the stated value of $1,000 per share, subject to increase in connection with the payment of dividends in kind. Dividends are payable, at the Company’s option, in cash from legally available funds or in kind by increasing the stated value of the outstanding Series A preferred stock by the amount per share of the dividend on February 24, May 24, August 24, and November 24 of each year. During the years ended December 31, 2021 and 2020, the Company’s Board of Directors did not declare a dividend on the Series A preferred stock resulting in the dividends for these periods being paid-in-kind in accordance with the Series A preferred stock’s Certificate of Designations.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

The Series A preferred stock is redeemable by the Company at any time for cash equal to the stated value per share on the date of redemption. If the Company notifies the holders that it has elected to redeem the Series A preferred stock, the holder may instead elect to convert such shares into Class A common stock. If the Series A preferred stock is converted in response to a redemption notice it will net settle for a combination of cash and Class A common stock.

Following the first anniversary of the Closing Date, each holder of Series A preferred stock may convert all or any portion of its shares of Series A preferred stock into Class A common stock based on the then-applicable liquidation preference at a conversion price of $23.35, subject to anti-dilution adjustments, at any time, but not more than once per quarter, so long as any conversion is for an underlying conversion value of Class A common stock of at least $1,000.

The Company has the option to force a conversion of any then outstanding shares of Series A preferred stock following the third anniversary of the Closing Date, and contingent upon (i) the closing price of the Company’s Class A common stock being greater than 130% of the Conversion Price for 20 trading days during any 30-day consecutive trading day period, (ii) the average daily trading volume of the Class A common stock exceeding 250,000 for 20 trading days and (iii) the Company having an effective registration statement on file with the SEC covering resales of the underlying Class A common stock to be received upon such conversion.

On the Closing Date, the Company estimated the fair value of the Series A Warrants at $12,786 using the Black-Scholes option pricing model, which created a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series A preferred stock, the effective conversion price was approximately $18.90 per share creating a BCF of $22,104 which further reduced the carrying value of the Series A preferred stock. Since the holders’ conversion option of the Series A preferred stock could only be exercisable after the first anniversary of the Closing Date, the discount resulting from the BCF was accreted over one year as deemed preferred dividends using the effective yield method, resulting in a corresponding increase in the carrying value of the Series A preferred stock over the same time period.

The Series A preferred stock had similar characteristics of an “Increasing Rate Security” as described by SEC Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. As a result, the discount on Series A preferred stock is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging imputed dividend cost against retained earnings, or additional paid in capital in the absence of retained earnings and increasing the carrying amount of the Series A preferred stock by a corresponding amount. The discount is therefore being amortized over two years using the effective yield method. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the Series A preferred stock. The deemed and imputed dividends on Series A preferred stock was fully amortized as of June 30, 2021.

The Series A preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the consolidated balance sheets because it has redemption features upon certain triggering events that are outside the Company’s control, such as change in control.

During the year ended December 31, 2020, one of the Purchasers converted 5,000 shares of Series A preferred stock and accrued dividends into 250,414 shares of Class A common stock pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series A preferred stock. Accordingly, the Company recorded a reduction of $4,852 in the carrying value of the Series A preferred stock.

In June 2021, the Company exchanged 30,390 shares of Series A preferred stock for the Exchange Notes (discussed in Note 10 - Convertible Senior Notes). Accordingly, the Company recorded a reduction of $33,716 in the carrying value of the Series A preferred stock during the year ended December 31, 2021. Concurrent with the issuance of the Exchange Notes, the Company also received from such holders of the Series A preferred stock total cash proceeds of $39,000 in consideration for additional Cash Notes. In connection with the extinguishment of the Series A preferred stock, the Company initially recorded the Convertible Senior Notes issued to such holders at a total fair value of $63,780. The difference of $8,936 between the fair value of the Convertible Senior Notes issued and the carrying amount of $72,716 of consideration received was recorded in additional paid in capital as a return from the Series A preferred holders for the year ended December 31, 2021.

As of December 31, 2021, 19,610 shares of Series A preferred stock were outstanding and convertible into 1,168,297 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $7,664 and reflected in the carrying value of Series A preferred stock.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

Series B Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series B preferred stock”) activities for the year ended December 31, 2021:

	Shares	Amount
Balance at December 31, 2020	22,050	$22,686
Conversion of Series B preferred stock to Class A common stock	(22,050)	(27,277)
Accrued Series B preferred stock dividends	-	4,591
Balance at December 31, 2021	-	$-

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

Holders of the Series B preferred stock received distributions of 12.0% per annum on the then-applicable liquidation preference until May 24, 2021 and 16.0% per annum on the liquidation preference thereafter. Distributions were not required to be paid in cash and, if not paid in cash, were automatically accrued and added to the liquidation preference.

The Company had the option, but no obligation, to redeem the Series B preferred stock for cash. If the Company notified the holders that it had elected to redeem the Series B preferred stock, a holder may instead elect to convert its shares of Series B preferred stock at the specified conversion price, which was initially $0.308 per share. The Series B preferred stock converted in response to a redemption notice would net settle for a combination of cash and Class A common stock.

Each holder of Series B preferred stock may convert all or any portion of its Series B preferred stock into Class A common stock based on the then-applicable liquidation preference, subject to anti-dilution adjustments, at any time, but not more than once per quarter, so long as any conversion is for at least $1,000 based on the liquidation preference on the date of the conversion notice.

The Series B preferred stock was recorded as Mezzanine Equity, net of issuance cost, on the consolidated balance sheets because it had redemption features upon certain triggering events that were outside the Company’s control, such as change in control.

During the first and second quarter of 2021, an aggregate total of 1,012 shares of Series B preferred stock and related accrued dividends were converted into 1,049,508 shares of Class A common stock pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series B preferred stock.

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

The Company recorded a reduction of $27,277 in the carrying value of the Series B preferred stock during the year ended December 31, 2021. As of December 31, 2021, there were no shares of Series B preferred stock outstanding.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company adopted and filed with the Secretary of State of the State of Delaware each of the Certificate of Designations for the Series A preferred stock and the Series B preferred stock as amendments to the Company’s Second Amended and Restated Certificate of Incorporation (as amended, the “Charter”) each on May 24, 2019 and March 31, 2020, to authorize and establish the rights, preferences and privileges of the Series A preferred stock and Series B preferred stock, respectively. See “Note 13 – Mezzanine Equity” for the discussion of preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 53,148,952 and 20,718,659 shares of Class A common stock issued and outstanding, respectively. As of December 31, 2021, 285,715 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $42.00 for any 20 trading days within any 30-trading day period, and 174,194 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $47.25.

ATM Agreement. On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of our Class A common stock over a period of time. The ATM Agreement relates to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company increased the number of shares of Class A common stock that it may offer in accordance with the terms of the ATM Agreement to a total amount of $50,000, subject to the limitations set forth in General Instruction I.B.6 of Form S-3.

During the year ended December 31, 2021, the Company sold 5,091,800 shares of Class A common stock for total net proceeds of $14,667 and paid $454 in commissions under the ATM Agreement. During the year ended December 31, 2020, the Company sold 226,359 shares of Class A common stock for total net proceeds of $400 and paid $12 in commissions under the ATM Agreement. Since inception on June 26, 2020 through December 31, 2021, the Company has sold a total of 5,318,159 shares of Class A common stock under the ATM Agreement for total net proceeds of $15,067 and paid $466 in commissions.

Subsequent to December 31, 2021, we sold an additional 9,767,941 shares of Class A common stock for a total net proceeds of $21,282 and paid $658 in commissions.

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

During the years ended December 31, 2021 and 2020, 2,302,936 and 3,197,756 shares of Class B common stock, respectively, were converted into 657,982 and 913,645 shares of Class A common stock, respectively, which has been adjusted to reflect the reverse stock split.

As of December 31, 2020, there were 2,302,936 shares of Class B common stock issued and outstanding. As of December 31, 2021, there were no shares of Class B common stock issued and outstanding.

Noncontrolling Interest

The Company’s noncontrolling ownership interest in consolidated subsidiaries is presented in the consolidated balance sheet within stockholders’ equity (deficit) as a separate component and represents approximately 3% ownership of USWS Holdings as of December 31, 2020.

During the first quarter of 2021, the remaining noncontrolling interest holders of USWS Holdings exchanged all of their respective shares for the Company’s Class A common stock. Accordingly, USWS Holdings became the Company’s wholly owned subsidiary as of December 31, 2021.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 15 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding:

	Year Ended December 31,
	2021	2020
Basic net income (loss) per share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(70,605)	$(229,340)
Net loss attributable to cancellable Class A common stock	988	5,560
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(69,617)	(223,780)
Dividends accrued on Series A preferred stock	(5,857)	(7,214)
Dividends accrued on Series B preferred stock	(4,591)	(2,049)
Deemed and imputed dividends on Series A preferred stock	(750)	(13,022)
Deemed and imputed dividends on Series B preferred stock	(7,178)	(564)
Exchange of Series A preferred stock for Convertible Senior Notes	8,936	-
Basic net loss attributable to U.S. Well Services, Inc. common shareholders	$(79,057)	$(246,629)

Denominator:
Weighted average shares outstanding	32,853,855	18,971,692
Cancellable Class A common stock	(459,909)	(459,909)
Basic and diluted weighted average shares outstanding	32,393,946	18,511,783
Basic and diluted net loss per share attributable to Class A common shareholders	$(2.44)	$(13.32)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Year Ended December 31,
	2021	2020
Dilutive earnings per share:
Anti-dilutive stock options	250,649	250,649
Anti-dilutive warrants	4,515,980	4,122,328
Anti-dilutive restricted stock	388,886	414,082
Anti-dilutive deferred stock units	2,052,474	2,546,245
Anti-dilutive shares from Pool B Awards	3,387,218	2,897,855
Anti-dilutive Class B common stock convertible into Class A common stock	-	657,982
Anti-dilutive Series A preferred stock convertible into Class A common stock	1,168,297	2,588,050
Anti-dilutive Series B preferred stock convertible into Class A common stock	-	22,355,922
Anti-dilutive Convertible Senior Notes convertible into Class A common stock	28,056,027	-
Potentially dilutive securities excluded as anti-dilutive	39,819,531	35,833,113

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 16 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Year Ended December 31,
	2021		2020
Restricted stock	$3,459		$4,719
Stock options	866		905
Deferred stock units	1,371		984
Pool A Awards	4,381		2,328
Pool B Awards	1,617		1,120
Total	$11,694	(1)	$10,056	(2)

(1)
For the year ended December 31, 2021, $2,097 was presented as cost of services and $9,597 was presented as selling, general and administrative expenses in the consolidated statement of operations.
(2)
For the year ended December 31, 2020, $1,940 was presented as cost of services and $8,116 was presented as selling, general and administrative expenses in the consolidated statement of operations.

Long-Term Incentive Plan

On September 21, 2020, the Board of Directors approved the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (as amended, the “LTIP”) and on May 14, 2021 it was approved by the Company's stockholders at the 2021 Annual Meeting of Stockholders. Under the LTIP, 5,414,193 shares of Class A common stock are reserved for issuance pursuant to awards under the LTIP, which includes time-based restricted stock, deferred stock units, or other performance incentive awards.

Restricted Stock

Pursuant to the LTIP, the Company grants shares of restricted Class A common stock ("restricted stock") to certain employees and directors. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company prior to the lapse of the restriction. Restricted stock granted to employees generally vests over four years in equal installments each year on the anniversary of the grant date and grants to directors generally vest in full after one year. The grant date fair value of the restricted stock is determined using the closing price of the Company's Class A common stock on the grant date.

The following table summarizes the restricted stock activity for the year ended December 31, 2021:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2020	414,071	$31.01
Granted	88,025	2.70
Vested	(102,615)	31.19
Forfeited	(10,595)	31.19
Outstanding at December 31, 2021	388,886	$24.55

The weighted average grant date fair value per share of restricted stock granted was $2.70 during the year ended December 31, 2021. There were no restricted stock grants made during the year ended December 31, 2020. The fair value of restricted stock vested was $3,200 and $6,123 during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, total unrecognized compensation cost related to restricted stock was $3,793 which is expected to be recognized over a weighted-average period of 1.2 years.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

Stock options

In 2019, the Company granted stock options under the LTIP to certain employees of the Company. The fair value of stock options on the date of grant was calculated using the Black-Scholes valuation model. These stock options were granted with seven-year terms and vest over four years in equal installments each year on the anniversary of the grant date. The expected term of the options granted was based on the safe harbor rule of the SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” as the Company lacks historical exercise data to estimate the expected term of these options. The expected stock price volatility is calculated based on the Company’s peer group because the Company does not have sufficient historical data and will continue to use peer group volatility information until historical volatility of the Company is available to measure expected volatility for future grants. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These options are time-based and are not based upon attainment of performance goals.

The following table summarizes the stock option activity for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	250,649	$31.19	5.21
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at December 31, 2021	250,649	$31.19	4.21
Exercisable at December 31, 2021	125,325	$31.19	4.21

During the years ended December 31, 2021 and 2020, no stock options were granted or exercised. As of December 31, 2021, the total unrecognized compensation cost related to stock options was $1,040 which is expected to be recognized over a weighted average period of 1.21 years.

Deferred Stock Units

The Company awards deferred stock units ("DSUs") to certain key employees of the Company pursuant to the LTIP. Each DSU represents the right to receive one share of the Company’s Class A common stock. DSUs generally vest over three years in equal installments each year on the anniversary of the vesting effective date, subject to the grantee’s continuous service through each vesting period. The grant date fair value of the DSU is determined using the closing price of the Company's Class A common stock on the grant date.

The following table summarizes the DSUs activity for the year ended December 31, 2021:

	Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2020	2,546,249	$1.16
Granted	404,294	2.87
Vested	(873,408)	1.16
Forfeited	(24,661)	1.16
Outstanding at December 31, 2021	2,052,474	$1.49

The weighted average grant date fair value per unit of DSUs granted was $2.87 and $1.16 during the years ended December 31, 2021 and 2020, respectively. The fair value of DSUs vested was $1,009 during the year ended December 31, 2021. No DSUs vested during the year ended December 31, 2020. As of December 31, 2021, the total unrecognized compensation cost related to DSUs was $1,730 which is expected to be recognized over a weighted average period of 1.45 years.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

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

During the year ended December 31, 2021, the Company granted Pool A Awards that will fully vest on January 1, 2022 (the "2021 Pool A Awards"). During the year ended December 31, 2020, the Company granted Pool A Awards which fully vested on January 1, 2021 (the "2020 Pool A Awards"). The grant date fair value of the 2020 Pool A Awards and 2021 Pool A Awards was $2,183 and $2,718, respectively.

As of December 31, 2021, the fair value of the 2020 Pool A Awards and 2021 Pool A Awards liabilities were remeasured to $3,098 and $3,611, respectively, and is presented as other long-term liabilities in the consolidated balance sheets. The fair value was estimated using a risk-adjusted discount rate reflecting the weighted-average cost of capital of similarly traded public companies.

As of December 31, 2021, the total unrecognized compensation cost related to Pool A Awards was $3,932, which is expected to be recognized over a weighted average period of 4.33 years.

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

The following table summarizes the Pool B Awards activity for the year ended December 31, 2021:

Fair Value
Outstanding at December 31, 2020	$3,356
Granted	1,499
Vested	(1,151)
Forfeited	(32)
Outstanding at December 31, 2021	$3,672

The grant date fair value of the Pool B Awards granted was $1,499 and $3,362, during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the total unrecognized compensation cost related to Pool B Awards was $2,086, which is expected to be recognized over a weighted average period of 1.48 years.

NOTE 17 – EMPLOYEE BENEFIT PLAN

On March 1, 2013, the Company established the U.S. Well Services 401(k) Plan. The Company matched 100% of employee contributions up to 6% of the employee’s salary, subject to cliff vesting after two years of service. At the end of the first quarter of 2020, the Company suspended its match of employee contributions. Our matching contribution was $976 for the year ended December 31, 2020, included in cost of services and selling, general and administrative expenses in the consolidated statements of operations.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 18 – RELATED PARTY TRANSACTIONS

Crestview III USWS TE, LLC and Crestview III USWS, L.P. and its affiliates (collectively, "Crestview Partners") are part of an affiliate group which have an ownership interest in the Company of greater than 10% and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s Board of Directors.

Convertible Senior Notes

On June 24, 2021, Crestview Partners purchased $40,000 of Convertible Senior Notes that are convertible into shares of the Company’s Class A common stock for consideration of $20,000 in cash and in exchange for 15,588 shares of the Company’s Series A preferred stock. See "Note 10 - Convertible Senior Notes" and "Note 13 - Mezzanine Equity" for discussion of the Cash Notes and Exchange Notes.

Series A Redeemable Convertible Preferred Stock

On May 24, 2019, Crestview Partners purchased 20,000 shares of Series A preferred stock for a total payment of $20,000 and received 1,066,666 initial Series A Warrants with the right to receive additional Series A Warrants in connection with the Company's private placement of Series A preferred stock. During the years ended December 31, 2021 and 2020, Crestview Partners received 711,112 additional Series A Warrants, respectively. See "Note 9 - Warrant Liabilities" for discussion of the Series A Warrants.

Series B Redeemable Convertible Preferred Stock

On April 1, 2020, Crestview Partners purchased 11,500 shares of Series B preferred stock for a total payment of $11,500, the TCW Group, Inc. ("TCW Group") purchased 6,500 shares of Series B preferred stock for a total payment of $6,500 and David Matlin, a member of the Company’s Board of Directors, purchased 1,878 shares of Series B preferred stock for a total payment of $1,878.

On September 17, 2021, the Company converted Crestview Partners' 11,500 shares of Series B preferred stock and related accrued dividends for 13,974,980 shares of Class A common stock, pursuant to the amended certificate of designations. On September 17, 2021, the Company converted TCW Group's 6,500 shares of Series B preferred stock and related accrued dividends for 7,898,902 shares of Class A common stock. On September 17, 2021, the Company converted David Matlin's and David Treadwell's 1,678 and 200 shares of Series B preferred stock and related accrued dividends for 2,039,132 and 243,044 shares of Class A common stock, respectively. See "Note 13 - Mezzanine Equity" for discussion of the Series B preferred stock.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

NOTE 19– INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$92,339	$56,815
Startup/Organization expenses	176	177
Investment in Partnership	-	70,244
Interest expense	4,066	1,652
Property and equipment	8,752	-
Leases	1,210	-
Intangible assets	26,667	-
Sec. 743(b) adjustment	3,572	-
Inventory reserve	314	-
Stock-based compensation	957	-
Accruals and other	1,224	137
Total deferred tax assets	139,277	129,025

Deferred tax liabilities:
Prepaids	(2,078)	-
Total deferred tax liabilities	(2,078)	-

Net deferred tax asset	137,199	129,025
Valuation allowance	(137,199)	(129,025)
Net deferred tax assets	$-	$-

The income tax provision consists of the following:

	Year Ended December 31,
	2021	2020
Current income taxes:
Federal	$(27)	$(757)
State	-	(67)
Total current	(27)	(824)

Deferred income taxes:
Total deferred	-	-
Income tax benefit	$(27)	$(824)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021
Pre-tax book loss	$70,676

Federal provision (benefit)	(14,842)	-21.00%
Permanent differences	(303)	-0.43%
Return to provision, other	6,665	9.42%
Valuation allowance	8,453	11.96%
Total income tax benefit	$(27)	-0.04%

On March 27, 2020, the President signed the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) into law. The CARES Act contains several corporate income tax provisions, including, among other things, providing a 5-year carryback of net operating loss (“NOL”) tax carryforwards generated in tax years 2018, 2019, and 2020, removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021, temporarily liberalizing the interest deductions rules under Section 163(j) of the Tax Cuts and Jobs Act of 2017, and making corporate alternative minimum tax credits immediately refundable. During 2020, the Company filed an application to carry back its 2018 NOLs, claiming a refund of $757.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

As of December 31, 2021, the Company had total U.S. federal net operating loss ("NOL") carryforwards of $388,541 and $307,413 of state NOLs available to offset future taxable income. Federal NOLs of $28,387 would begin to expire in 2036 if unused. Federal NOLs generated after December 31, 2017 do not expire and the state rules vary by state. After consideration of all of the information available, management has established a valuation allowance against the deferred tax assets of the Company's tax loss carryforwards to the extent it is not more likely than not they will be realized. As of December 31, 2021, the valuation allowance totaled $137,199.

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

We have considered our exposure under the standard at both the federal and state tax levels. We did not record any liabilities for uncertain tax positions as of December 31, 2021 or 2020. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes.

NOTE 20 - SUBSEQUENT EVENTS

Sixth Senior Secured Term Loan Amendment

On February 28, 2022, the Company, USWS LLC and all the other subsidiaries of the Company entered into a Consent and Sixth Amendment (the “Sixth Term Loan Amendment”) to the Senior Secured Term Loan Agreement with CLMG Corp., as administrative agent and term loan collateral agent, and the lenders party thereto. Pursuant to the Sixth Term Loan Amendment, the Senior Secured Term Loan Agreement was amended in order to (i) provide for an additional tranche of last-out term loans (the “Term C Loan”) of up to $35,000 principal amount and (ii) make certain modifications to the Senior Secured Term Loan Agreement on the terms and conditions set forth in the Sixth Term Loan Amendment.

The Term C Loan was funded by a syndicate of institutions, including Crestview Partners and its affiliates, David Matlin, a member of the Company’s Board of Directors, and one or more other institutions (collectively, the “Term C Loan Lenders”) and was extended on a last-out basis in the payment waterfall relative to the existing Term A Loan and Term B Loan (collectively the "Senior Secured Term Loan"), and was otherwise made on the general terms and conditions consistent with the Senior Secured Term Loan.

The Term C Loan shall bear interest at a Benchmark Rate (as defined in the Senior Secured Term Loan Agreement), subject to a 2.0% floor, plus 12.0% per annum, accrued on a daily basis, to be paid-in-kind by increasing the principal amount of the outstanding Term C Loan on each interest payment date. The default rate for the Term C Loan shall be 2.0% over and above the non-default rate, subject to the same terms and conditions for the Senior Secured Term Loan.

After repayment of the Senior Secured Term Loan in full, the Company will pay to the Term C Loan Lenders the following premium upon any repayment, prepayment or acceleration of the Term C Loan:

•
30% of the repaid, prepaid, or accelerated amount, if such repayment, prepayment or acceleration occurs on or prior to May 31, 2022;
•
65% of the repaid, prepaid, or accelerated amount, if such repayment, prepayment or acceleration occurs between June 1, 2022 and August 31, 2022; and
•
100% of the repaid, prepaid, or accelerated amount, if such repayment, prepayment or acceleration occurs on or after to September 1, 2022.

U.S. WELL SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, or where otherwise noted)

As of March 15, 2022, the outstanding principal balance of the Term C Loan was $21,500. The maturity date of the Term C Loan is December 5, 2025. The Company intends to use the proceeds for general working capital, including the funding of growth capital expenditures.

Pursuant to the Sixth Term Loan Amendment, the principal amortization schedule for the existing Senior Secured Term Loan was modified such that commencing on June 30, 2023, the Company is required to make quarterly principal payments of $5,000 until September 30, 2025. The Senior Secured Term Loan interest payments were modified that if on April 1, 2022, the outstanding principal amount of the Senior Secured Term Loan is equal to or less than $103,000 then the interest rate from April 1, 2022 through December 31, 2022 shall be payable as follows: (i) 1.0% per annum in cash and (ii) 4.125% per annum shall be paid-in-kind by increasing the outstanding principal amount of the Senior Secured Term Loan on each interest payment date.

Additionally, pursuant to the Sixth Term Loan Amendment, other covenants and terms in the Senior Secured Term Loan Agreement were amended including, but not limited to, certain covenants relating to collateral, approved growth capital expenditures, and mandatory prepayments.

Term C Loan Warrants

In connection with the entry into the Sixth Term Loan Amendment and the Term C Loan, the Company issued warrants to the Term C Loan Lenders, including Crestview Partners and David Matlin. On February 28, 2022, the Company issued 13,953,488 warrants to certain of the Term C Loan Lenders (the "February 2022 Warrants") exercisable to purchase an equivalent number of shares of Class A common stock at an exercise price of $1.10 per share, subject to adjustment, and expiring on February 28, 2028. On March 1, 2022, the Company issued 1,046,511 warrants to certain of the Term C Loan Lenders (the "March 2022 Warrants" and, together with the February 2022 Warrants, the "Term C Loan Warrants") exercisable to purchase an equivalent number of shares of Class A common stock at an exercise price of $1.29, subject to adjustment, and expiring on March 1, 2028.

The Term C Loan Warrants were offered in a private offering that is exempt from registration under the Securities Act, and may not be offered or sold in the United States absent such registration or an exemption from the registration requirements of the Securities Act.

Registered Direct Offering

On March 11, 2022, the Company completed a registered direct offering of 14,180,375 shares of Class A common stock for gross proceeds of approximately $25,000, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds for working capital purposes, including the funding of certain capital expenditures.

The Company issued 992,626 warrants to the placement agent as partial compensation for its services in connection with this offering (the "Placement Agent Warrants"). The Placement Agent Warrants are exercisable to purchase an equivalent number of shares of Class A common stock at an initial exercise price of $2.2038 per share. The Placement Agent Warrants are exercisable immediately, subject to certain ownership limitations and will expire three and one-half years following the date of issuance.

On March 11, 2022, in a concurrent private placement, the Company also issued 14,180,375 warrants to the purchasers of the shares of Class A common stock in the registered direct offering (the "RDO Investor Warrants"). The RDO Investor Warrants are exercisable to purchase an equivalent number of shares of Class A common stock at an initial exercise price of $1.763 per share. The RDO Investor Warrants are exercisable immediately, subject to certain ownership limitations and will expire three and one-half years following the date of issuance.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessments, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Remediation Plan for Material Weakness in Internal Control over Financial Reporting and Status

During the quarter ended June 30, 2021, management identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as liabilities as more fully described in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 17, 2021. Management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We further improved this process by enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management believes that the previously identified material weakness was remediated as of September 30, 2021.

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

During the fiscal quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics (the “Code”), which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code may be found on our website at www.uswellservices.com under “Investor Relations – Corporate Governance – Governance Documents”. To the extent required by SEC rules, we intend to disclose any amendments to this Code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four (4) business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

The other information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1) Financial Statements

Our consolidated financial statements and accompanying footnotes are included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

(a)(2) Financial Statements Schedules

All other schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto or will be filed within the required timeframe.

(a)(3) Exhibits

Exhibit No.	Description
2.1

Merger and Contribution Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, MPAC Merger Sub LLC, USWS Holdings, LLC, certain blocker companies named therein and, solely for purposes described therein, the seller representatives named therein (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 16, 2018).

2.2

Amendment No. 1, dated as of August 9, 2018, to Merger and Contribution Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, MPAC Merger Sub LLC, USWS Holdings, LLC, certain blocker companies named therein and, solely for purposes described therein, the seller representatives named therein (incorporated by reference to Exhibit 2.1.1 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on October 26, 2018).

2.3

Amendment No. 2, dated as of November 2, 2018, to Merger and Contribution Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, MPAC Merger Sub LLC, USWS Holdings, LLC, certain blocker companies named therein and, solely for purposes described therein, the seller representatives named therein (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 5, 2018).

3.1

Second Amended and Restated Certificate of Incorporation of U.S. Well Services, Inc (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

3.2

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on October 1, 2021).

3.3	Certificate of Designations dated May 24, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 24, 2019).
3.4	Certificate of Designations dated March 31, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).
3.5

First Amendment to Certificate of Designations of the Series B Redeemable Convertible Preferred Stock, dated September 14, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on September 17, 2021).

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

4.7

First Amendment to Registration Rights Agreement, dated July 20, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto.(incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (File No. 333-248086), filed with the SEC on August 18, 2020).

4.8

Second Amendment to Amended and Restated Registration Rights Agreement by and among the Company and the Holders party thereto, dated September 14, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on September 17, 2021).

4.9

Form of Cash Note (included as Exhibit B-1 to the Note Purchase Agreement, incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.10

Form of Exchange Note (included as Exhibit B-2 to the Note Purchase Agreement, incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.11

Form of License Linked Notes (included as Exhibit B-3 to the Note Purchase Agreement, incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.12

Registration Rights Agreement, dated June 24, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

4.13

First Amendment to Registration Rights Agreement, dated June 25, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.14*	Description of Registrant’s Securities.
10.1

Amended and Restated Limited Liability Company Agreement of USWS Holdings, LLC, dated as of November 9, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.2

Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of USWS Holdings, LLC, dated May 24, 2019 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

10.3

Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of USWS Holdings, LLC, dated April 1, 2020 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

10.4

Sponsor Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, USWS Holdings, LLC, Matlin & Partners Acquisition Sponsor LLC and, solely for purposes described therein, Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 16, 2018).

10.5

Amendment No. 1, dated November 2, 2018, to Sponsor Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, USWS Holdings, LLC, Matlin & Partners Acquisition Sponsor LLC and, solely for purposes described therein, Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 5, 2018).

10.6

Amendment No. 2, dated November 9, 2018, to Sponsor Agreement, dated as of July 13, 2018, by and among Matlin & Partners Acquisition Corporation, USWS Holdings, LLC, Matlin & Partners Acquisition Sponsor LLC and, solely for purposes described therein, Cantor Fitzgerald & Co (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 16, 2018).

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

10.18

First Technical Supplemental Amendment to the Senior Secured Term Loan Credit Agreement, dated June 14, 2019, by and among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc. as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on August 7, 2019}.

10.19

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

10.20

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

10.21

Purchase Agreement, dated March 31, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

10.22

Equity Distribution Agreement, dated June 26, 2020, between U.S. Well Services, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 29, 2020).

10.23

Promissory Note, dated effective as of July 23, 2020, by and between U.S. Well Services, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on July 30, 2020).

10.24

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

10.25

Third Amendment to the Senior Secured Term Loan Credit Agreement, dated July 30, 2020, by and among U.S. Well Services, LLC, as borrower, U.S. Well Services, Inc. and all the other subsidiaries of U.S. Well Services, Inc. as guarantors, CLMG Corp., as administrative and collateral agent, and certain other financial institutions (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020).

10.26#

Form of Deferred Stock Unit Award under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020).

10.27#

Form of Performance Award (Pool A) under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020).

10.28#

Form of Performance Award (Pool B) under the U.S. Well Services, Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020).

10.29#

U.S. Well Services, Inc. Amended and Restated 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on November 6, 2020).

10.30#

Business Loan Agreement dated as of November 12, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc. and USWS Holdings, LLC, as borrowers, and Greater Nevada Credit Union, as lender (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 19, 2020).

10.31#

Form of Promissory Note dated as of November 12, 2020, among U.S. Well Services, LLC, U.S. Well Services, Inc. and USWS Holdings, LLC, as borrowers, and made payable to Greater Nevada Credit Union, as lender (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on November 19, 2020).

10.32#

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

10.33#

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

10.34

Equipment Purchase Agreement, dated May 21, 2021, between U.S. Well Services, LLC and Alamo Pump Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on August 12, 2021).

10.35

Note Purchase Agreement, dated June 24, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto and Wilmington Savings Fund Society, FSB, as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

10.36

First Amendment to Note Purchase Agreement, dated June 25, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto, and Wilmington Savings Fund Society, FSB, as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

10.37

Second Amendment to Note Purchase Agreement, dated August 11, 2021, by and among U.S. Well Services, Inc., the Purchasers party thereto and Wilmington Savings Fund Society, FSB, as collateral agent for the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on August 13, 2021).

10.38

Settlement Agreement and Release by and among Smart Sand, Inc., U.S. Well Services, LLC and U.S. Well Services, Inc., dated June 28, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

10.39

Consent and Fifth Amendment to the Senior Secured Term Loan Credit Agreement dated June 24, 2021, among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings, LLC, CLMG Corp., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

10.40

Fourth Amendment and Limited Consent to ABL Credit Agreement dated as of June 24, 2021, by and among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings, LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit lender (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

10.41

Guarantee and Third Lien Collateral Agreement, dated as of June 24, 2021, among U.S. Well Services, Inc., U.S. Well Services, LLC, USWS Holdings, LLC, and the other grantors referred to therein, in favor of Wilmington Savings Fund Society, FSB, as notes agent (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

10.42

Amended and Restated Intercreditor Agreement by and among Bank of America, N.A., CLMG Corp., Wilmington Savings Fund Society, FSB, and U.S. Well Services, LLC, dated June 24, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

10.43

Patent License Agreement, effective as of June 29, 2021, by and between U.S. Well Services, LLC and ProFrac Holdings LLC (incorporated by reference to Exhibit 10.9 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on August 12, 2021).

10.44

Equipment Purchase and Sale Agreement, dated June 29, 2021, between AmeriMex Motor & Controls, LLC and U.S. Well Services, LLC (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q (File No. 001-38025), filed with the SEC on August 12, 2021).

10.45

Equipment Sale Agreement between U.S. Well Services, LLC and Python Holdings, LLC, dated September 30, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on October 6, 2021).

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

* Filed herewith.

** Furnished herewith.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

U.S. WELL SERVICES, INC.

By:

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated on March 30, 2022.

Name	Title
/s/ Joel Broussard	President, Chief Executive Officer and Director (Principal Executive Officer)
Joel Broussard
/s/ Kyle O’Neill	Chief Financial Officer (Principal Financial Officer)
Kyle O’Neill
/s/ Jasper Antolin	Principal Accounting Officer
Jasper Antolin
/s/ David Matlin	Director
David Matlin
/s/ David Treadwell	Director
David Treadwell
/s/ Adam Klein	Director
Adam Klein
/s/ Eddie Watson	Director
Eddie Watson
/s/ Ryan Carroll	Director
Ryan Carroll
/s/ Richard Burnett	Director
Richard Burnett
/s/ Steve Habachy	Director
Steve Habachy