Form 10-Q
period 2022-03-31
U.S. WELL SERVICES, INC.
filed 2022-05-16
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022, the registrant had 77,066,612 shares of Class A common stock and no shares of Class B common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$40,407	$6,384
Restricted cash	736	2,736
Accounts receivable (net of allowance for doubtful accounts of $0 as of March 31, 2022 and December 31, 2021, respectively)	22,602	25,743
Inventory, net	7,311	6,351
Assets held for sale	-	2,043
Prepaids and other current assets	9,723	18,748
Total current assets	80,779	62,005
Property and equipment, net	157,651	162,664
Operating lease right-of-use assets	1,411	-
Finance lease right-of-use assets	3,383	-
Intangible assets (net of accumulated amortization of $1,932 and $1,690 as of March 31, 2022 and December 31, 2021, respectively)	12,258	12,500
Goodwill	4,971	4,971
Other assets	1,273	1,417
TOTAL ASSETS	$261,726	$243,557
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$29,875	$29,180
Accrued expenses and other current liabilities	13,796	16,842
Notes payable	4,311	2,320
Current portion of long-term debt	5,000	5,000
Current portion of equipment financing	3,425	3,412
Current portion of capital lease obligations	-	1,092
Current portion of operating lease liabilities	1,020	-
Current portion of finance lease liabilities	1,229	-
Total current liabilities	58,656	57,846
Warrant liabilities	4,307	3,557
Convertible senior notes	110,818	105,769
Long-term debt	153,192	167,507
Long-term equipment financing	4,252	5,128
Long-term capital lease obligations	-	2,112
Long-term operating lease liabilities	470	-
Long-term finance lease liabilities	2,311	-
Other long-term liabilities	7,067	6,875
Total liabilities	341,073	348,794
Commitments and contingencies (NOTE 12)
Mezzanine equity:
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 19,610 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $28,365 and $27,274 as of March 31, 2022 and December 31, 2021, respectively	24,957	23,866
Stockholders' deficit:
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 77,066,612 shares and 53,148,952 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8	5
Additional paid in capital	314,972	263,928
Accumulated deficit	(419,284)	(393,036)
Total Stockholders' deficit	(104,304)	(129,103)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$261,726	$243,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$41,150	$76,258
Costs and expenses:
Cost of services (excluding depreciation and amortization)	40,723	62,631
Depreciation and amortization	5,700	11,106
Selling, general and administrative expenses	8,372	7,390
Loss on disposal of assets	3,056	2,436
Loss from operations	(16,701)	(7,305)
Interest expense, net	(7,968)	(6,183)
Change in fair value of warrant liabilities	(746)	(7,151)
Loss on extinguishment of debt	(1,651)	-
Other income	1,321	29
Loss before income taxes	(25,745)	(20,610)
Income tax benefit	-	-
Net loss	(25,745)	(20,610)
Net loss attributable to noncontrolling interest	-	(44)
Net loss attributable to U.S. Well Services, Inc.	(25,745)	(20,566)
Dividends accrued on Series A preferred stock	(1,091)	(1,813)
Dividends accrued on Series B preferred stock	-	(711)
Deemed and imputed dividends on Series A preferred stock	-	(464)
Deemed dividends on Series B preferred stock	-	(4,168)
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(26,836)	$(27,722)
Loss per common share (See Note 15):
Basic and diluted (1)	$(0.45)	$(1.21)
Weighted average common shares outstanding:
Basic and diluted (1)	59,766	22,565

(1) Prior periods have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021. See Note 2, Reverse Stock Split, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,745)	$(20,610)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,700	11,106
Change in fair value of warrant liabilities	746	7,151
Provision for losses on accounts receivable	-	9
Provision for losses on inventory obsolescence	279	106
Loss on disposal of assets	3,056	2,436
Non-cash lease expense	282	-
Amortization of debt discount, premium and issuance costs	1,253	1,458
Paid-in-kind interest	5,202	-
Loss on extinguishment of debt, net	1,651	-
Share-based compensation expense	2,028	1,648
Changes in assets and liabilities:
Accounts receivable	3,141	(17,373)
Inventory	(1,239)	(218)
Prepaids and other current assets	(1,994)	(7,973)
Accounts payable	(1,252)	10,424
Accrued liabilities	(1,289)	(3,159)
Accrued interest	736	3,979
Net cash used in operating activities	(7,445)	(11,016)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,092)	(14,218)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	17,250	6,393
Net cash provided by (used in) investing activities	6,158	(7,825)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	190	21,174
Repayments of revolving credit facility	(14,360)	(9,000)
Proceeds from issuance of long-term debt	-	3,004
Proceeds from issuance of long-term debt and warrants	21,500	-
Repayments of long-term debt	(17,772)	(1,250)
Payment of fees related to debt extinguishment	(96)	-
Proceeds from issuance of notes payable	3,826	9,139
Repayments of notes payable	(1,836)	(1,014)
Repayments of amounts under equipment financing	(862)	(864)
Principal payments under capital lease obligations	-	(34)
Principal payments on finance lease liabilities	(233)	-
Proceeds from issuance of common stock and warrants in registered direct offering, net	22,730	-
Proceeds from issuance of common stock via the ATM Agreement, net	21,282	10,669
Deferred financing costs	(1,059)	-
Net cash provided by financing activities	33,310	31,824
Net increase in cash and cash equivalents and restricted cash	32,023	12,983
Cash and cash equivalents and restricted cash, beginning of period	9,120	5,262
Cash and cash equivalents and restricted cash, end of period	$41,143	$18,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Supplemental cash flow disclosure:
Interest paid	$571	$578
Non-cash investing and financing activities:
Issuance of warrants to term C loan lenders	6,491	-
Issuance of warrants to purchasers of Class A common stock in registered direct offering	7,044	-
Issuance of warrants to placement agent in registered direct offering	470	-
Conversion of Series B preferred stock to Class A common stock	-	798
Deemed and imputed dividends on Series A preferred stock	-	464
Accrued Series A preferred stock dividends	1,091	1,813
Accrued Series B preferred stock dividends	-	711
Changes in accrued and unpaid capital expenditures	1,691	2,744
Assets under capital lease obligations	-	684

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share amounts)

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2021	53,148,952	$5	-	$-	$263,928	$(393,036)	$-	$(129,103)
Adoption of ASC 842, Leases on January 1, 2022	-	-	-	-	-	(503)	-	(503)
Class A common stock issuance	23,948,316	3	-	-	36,491	-	-	36,494
Warrants issuance	-	-	-	-	14,005	-	-	14,005
Share-based compensation	-	-	-	-	1,669	-	-	1,669
Tax withholding related to vesting of share-based compensation	(26,296)	-	-	-	(30)	-	-	(30)
Restricted stock forfeitures	(4,360)	-	-	-	-	-	-	-
Accrued Series A preferred stock dividends	-	-	-	-	(1,091)	-	-	(1,091)
Net loss	-	-	-	-	-	(25,745)	-	(25,745)
Balance at March 31, 2022	77,066,612	$8	-	$-	$314,972	$(419,284)	$-	$(104,304)

	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance at December 31, 2020	20,718,659	$2	2,302,936	$-	$217,217	$(322,431)	$-	$(105,212)
Class A common stock issuance	3,607,045	1	-	-	10,350	-	-	10,351
Conversion of Class B common stock to Class A common stock	657,982	-	(2,302,936)	-	-	-	-	-
Conversion of Series B preferred stock to Class A common stock	784,508	-	-	-	798	-	-	798
Share-based compensation	-	-	-	-	1,519	-	44	1,563
Tax withholding related to vesting of share-based compensation	(29,628)	-	-	-	(150)	-	-	(150)
Restricted stock forfeitures	(4,761)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(464)	-	-	(464)
Accrued Series A preferred stock dividends	-	-	-	-	(1,813)	-	-	(1,813)
Accrued Series B preferred stock dividends	-	-	-	-	(711)	-	-	(711)
Net loss	-	-	-	-	-	(20,566)	(44)	(20,610)
Balance at March 31, 2021	25,733,805	$3	-	$-	$226,746	$(342,997)	$-	$(116,248)

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (the “Company,” “we,” “us” or “our”), is a Houston, Texas-based technology-focused oilfield service company focused on electric powered pressure pumping services for oil and natural gas exploration and production companies in the United States. The process of pressure pumping involves pumping a pressurized stream of fluid—typically a mixture of water, chemicals, and proppant—into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent or proppant becomes lodged in the cracks created by the stimulation process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

The Company’s fleets consist mostly of all-electric, mobile pressure pumping equipment and other auxiliary heavy equipment to perform stimulation services. The Company's Clean Fleet® electric fleets replace the traditional engines, transmissions, and radiators used in conventional diesel fleets with electric motors powered by electricity. The Company utilizes high-pressure hydraulic fracturing pumps mounted on trailers and refers to the group of pump trailers and other equipment necessary to perform a typical job as a “fleet” and the personnel assigned to each fleet as a “crew”. In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and since then it has sold most of its legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. Upon delivery, our Nyx Clean Fleets® are intended to replace any conventional fleet in operation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read in conjunction with the annual financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), filed with the SEC on March 30, 2022.

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and stockholders’ deficit of the Company as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2022.

Our operations are organized into a single business segment, which consists of pressure pumping services, and we have one reportable geographical business segment, the United States.

Reverse Stock Split

At the annual meeting of the Company’s stockholders held on May 14, 2021, the Company’s stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split at a ratio to be determined by the Company’s Board of Directors within a specified range. On September 30, 2021, the Company effected a 1-for-3.5 reverse split of its Class A common stock. All owners of record as of September 30, 2021 received one issued and outstanding share of the Company’s Class A common stock in exchange for three and one half outstanding shares of the Company’s Class A common stock. No fractional shares of Class A common stock were issued as a result of the reverse stock split. Any fractional shares in connection with the reverse stock split were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock split had no impact on the number of shares of Class A common stock that the Company is authorized to issue pursuant to its certificate of incorporation or on the par value per share of the Class A common stock. Proportional adjustments were made to the number of shares of Class A common stock issuable upon exercise or conversion of the Company's equity awards, convertible preferred stock and warrants, as well as the applicable exercise price. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the reverse stock split.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Significant estimates included in these financial statements primarily relate to allowance for doubtful accounts, allowance for inventory obsolescence, estimated useful lives and valuation of long-lived assets, impairment assessments of goodwill and other long-lived assets, valuation of right-of-use assets and lease liabilities, estimates of fair value of warrant liabilities, term loan, and convertible senior notes, and the valuation of share-based compensation and certain equity instruments. Actual results could differ from those estimates.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash on our condensed consolidated balance sheets. As of March 31, 2022, restricted cash primarily consisted of $0.7 million transferred into a trust account to support our workers’ compensation obligations. As of December 31, 2021, restricted cash consisted of $0.7 million transferred into a trust account to support our workers’ compensation obligations and $2.0 million for the prepayment of the Senior Secured Term Loan.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$40,407	$17,726
Restricted cash	736	519
Cash and cash equivalents and restricted cash	$41,143	$18,245

Accounts Receivable

Accounts receivable are recorded at their outstanding balances adjusted for an allowance for doubtful accounts. Revenue earned and recognized in advance of invoice issuance creates assets referred to as “unbilled receivables”. Unbilled receivables are presented on a combined basis with accounts receivable. Allowance for doubtful accounts is determined by analyzing the payment history and credit worthiness of each customer. Receivable balances are charged off when they are considered uncollectible by management. Recoveries of receivables previously charged off are recorded as income when received.

During the first quarter of 2021, the Company wrote-off accounts receivables of $12.0 million, which was previously reserved in full as of December 31, 2020. As of March 31, 2022, the Company did not record an allowance for doubtful accounts.

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our pressure pumping operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of March 31, 2022 and December 31, 2021, the Company had established inventory reserves of $1.5 million and $1.3 million, respectively, for obsolete and slow-moving inventory.

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

Leases

At inception, the Company determines whether an arrangement is a lease and the appropriate lease classification as operating or finance. When a lease is identified, a right-of-use asset and the corresponding lease liability are recorded on the lease commencement date based on the present value of the remaining lease payments over the lease term on the condensed consolidated balance sheet. In the event a lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of the remaining lease payments. Leases may include options to extend or terminate the lease. The Company generally does not include renewal or termination options in its assessment of the leases unless extension or termination for certain assets is deemed to be reasonably certain. The Company has elected the practical expedient to not recognize lease assets and liabilities for leases with a term of 12 months or less. Operating lease expenses are recognized on a straight-line basis over the lease term. The Company also has some lease agreements with lease and non-lease components, which are accounted for as a single lease component.

Right-of-use assets are assessed periodically for impairment if events or circumstances occur that indicate the carrying amount of the asset may not be recoverable. The Company monitors events and modifications of existing lease agreements that would require reassessment of the lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset.

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

The Company’s issued and outstanding Public Warrants, Private Placement Warrants and Series A Warrants are recognized as liabilities. Accordingly, we recognize these warrant instruments as liabilities at fair value upon issuance and adjust the instruments to fair value at the end of each reporting period. Any change in fair value is recognized in our condensed consolidated statements of operations. The Public Warrants are valued using their quoted market price since they are publicly traded and thus had an observable market price. The Private Placement Warrants are valued using a Monte Carlo simulation model. The Series A Warrants are valued using the Black-Scholes option pricing model.

The Company’s issued and outstanding Term C Loan Warrants, RDO Investor Warrants and Placement Agent Warrants are recognized as equity.

See “Note 9 – Warrants” for additional disclosure of the Company’s outstanding warrants.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $96.5 million and $106.6 million as of March 31, 2022 and December 31, 2021, respectively, based on the market price quoted from external sources. If the Senior Secured Term Loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Term C Loan. The fair value the Term C Loan is $22.6 million as of March 31, 2022 based on the market price quoted from external sources. If the Term C Loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

Equipment financing. The carrying value of the equipment financing notes approximates fair value as its terms are consistent with and comparable to current market rates as of March 31, 2022 and December 31, 2021, respectively.

Warrants. Certain of the Company’s outstanding warrants are accounted for as liabilities and measured at fair value. See “Note 9 – Warrants” for fair value measurements associated with the Company’s warrants.

Convertible Senior Notes. The fair value of the Convertible Senior Notes is $75.1 million and $73.5 million as of March 31, 2022 and December 31, 2021, respectively, based on an option pricing framework using a lattice model. If the Convertible Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.

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

The following table shows the percentage of revenues from our significant customers:

	Three Months Ended March 31,
	2022	2021
Customer A	15.0%	*
Customer B	*	13.0%
Customer C	21.8%	12.6%
Customer E	*	16.6%
Customer F	41.4%	20.3%
Customer H	*	18.5%
Customer K	16.0%	*

An asterisk indicates that revenue is less than ten percent.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table shows the percentage of trade receivables from our significant customers:

	March 31, 2022	December 31, 2021
Customer A	27.9%	*
Customer C	20.0%	20.4%
Customer D	10.4%	*
Customer F	26.6%	24.3%
Customer J	*	29.7%
Customer K	14.9%	25.0%

An asterisk indicates that trade receivable is less than ten percent.

Income Taxes

The provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment.

The Company’s effective tax rate on continuing operations for the three months ended March 31, 2022 and 2021, was 0.00%. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance on the Company's federal and state net deferred tax assets and excess tax benefits related to net operating losses. Due to tax losses and offsetting valuation allowance, the Company did not record a provision for U.S. income taxes in any period.

The Company is subject to taxation in the U.S. The tax years subsequent to 2018 remain open and subject to examination by federal and state taxing authorities in which the Company is subject to tax. The Company is not under examination in any other jurisdictions.

As of March 31, 2022, the Company has provided a valuation allowance against all federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination. After consideration of all the information available, management determined that a valuation allowance was appropriate, as it is more likely than not that the Company will not utilize its net deferred tax assets.

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in the Annual Report, that are of significance, or potential significance to the Company.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01 and ASU 2020-02 (collectively, “ASC 842”). ASC 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. On January 1, 2022, the Company adopted ASC 842, using the modified retrospective with applied transition method and recognized a cumulative impact to retained earnings in that period, which allowed the Company to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to apply certain practical expedients, whereby it will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases.

On January 1, 2022, upon adoption of the new leasing standard, the Company recognized operating right-of-use assets of $1.6 million and operating lease liabilities of $1.6 million. On January 1, 2022, the Company recognized finance lease right-of-use assets of $3.6 million, reclassified from property and equipment, net and finance lease liabilities of $3.8 million, including $3.2 million reclassified from current and long-term capital lease obligations. The impact of adoption of the new leasing standard had no impact to the condensed consolidated statements of operations.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 in GAAP. The new guidance also improves the issuer’s application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted ASU 2019-12 on January 1, 2022, using the prospective method of transition. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The new guidance will be effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$7,382	$5,207
Recoverable costs from insurance	-	11,109
Income tax receivable	757	757
Other current assets	1,584	1,675
Total prepaid expenses and other current assets	$9,723	$18,748

During the three months ended March 31, 2022 and 2021, the Company prepaid $5.1 million and $10.1 million, respectively, in insurance premiums related to renewals of various insurance policies.

The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts. During the three months ended March 31, 2022, the Company received $12.0 million from insurance reimbursements, of which $11.1 million was accrued for as of December 31, 2021. During the three months ended March 31, 2021, the Company received $6.4 million from insurance reimbursements.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	March 31, 2022	December 31, 2021
Pressure pumping equipment (1)	1.5 to 25	$188,028	$186,826
Light duty vehicles (2)	5	1,667	5,524
Furniture and fixtures	5	67	67
IT equipment	3	1,033	1,033
Auxiliary equipment	2 to 20	12,578	12,218
Leasehold improvements	Term of lease	276	276
		203,649	205,944
Less: accumulated depreciation and amortization		(45,998)	(43,280)
Property and equipment, net		$157,651	$162,664

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

(1)
As of December 31, 2021, the Company had capitalized $0.6 million of pressure pumping equipment, related to capital leases and the accumulated depreciation was $0.3 million.
(2)
As of December 31, 2021, the Company had capitalized $3.9 million of light duty vehicles, related to capital leases and the accumulated depreciation was $0.5 million.

Depreciation and amortization expense related to property and equipment was $5.2 million and $10.9 million during the three months ended March 31, 2022 and 2021, respectively.

Assets Sales

In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and since then has sold most of its legacy, diesel-powered pressure pumping equipment. As of March 31, 2022, the Company did not have any assets classified as held for sale. As of December 31, 2021, the Company had classified $2.0 million in net book value of diesel pressure pumping equipment as assets held for sale on the condensed consolidated balance sheet.

During the three months ended March 31, 2022, the Company received $5.2 million in proceeds from the sale of property and equipment, of which $2.1 million was for assets classified as held for sale. The Company used the proceeds received from the asset sales to pay down the principal balance of its Senior Secured Term Loan.

The Company recognized a loss of $3.1 million and $2.4 million from disposal of assets during the three months ended March 31, 2022 and 2021, respectively.

NOTE 6 - LEASES

As described in “Note 3 - Accounting Standards” the Company adopted ASC 842, Leases, on January 1, 2022. Prior periods presented have not been adjusted and continue to be reported in accordance with the legacy guidance in ASC 840, Leases. The Company’s capital lease assets and related accumulated amortization were recorded as property and equipment and the capital lease liabilities were recorded as current and long-term capital lease obligations on the condensed consolidated balance sheet as of December 31, 2021. See “Note 5 - Property and Equipment, Net” and “Note 11 - Debt” regarding disclosure of capital leases.

The Company has operating and financing leases for office facilities, light duty vehicles and equipment. The Company does not have any material lessor arrangements.

The weighted average remaining lease term and discount rates used in the measurement of the Company’s right-of-use assets and lease liabilities are as follows:

March 31, 2022
Weighted average remaining lease term:
Operating leases	1.8 years
Finance leases	3.1 years
Weighted average discount rate:
Operating leases	8.9%
Finance leases	8.4%

The components of lease expense consisted of the following:

Three Months Ended
March 31, 2022
Operating lease expense	$316
Short-term lease expense	9,268
Finance lease expense:
Amortization of right-of-use assets	308
Interest on lease liabilities	78
Total	$9,970

In accordance with prior guidance, ASC 840, rent expense was $0.3 million for the three months ended March 31, 2021, of which $0.2 million was recorded as cost of services and $0.1 million was recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating lease	$248
Financing cash flow used for finance leases	$233
Right-of-use assets upon adoption of ASC 842 and obtained in exchange for new lease liabilities
Operating leases	$1,678
Finance leases	$3,690

As of March 31, 2022, the future maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$959	$1,150
2023	325	1,050
2024	258	1,050
2025	67	592
2026	-	1
Total lease payments	1,609	3,843
Less: imputed interest	(119)	(303)
Total lease liabilities	$1,490	$3,540

As of December 31, 2021, in accordance with prior guidance, ASC 840, the minimum future payments on non-cancellable operating leases and capital leases are as follows:

Fiscal Year	Operating Leases	Capital Leases
2022	$1,107	$1,241
2023	308	896
2024	258	891
2025	67	447
Total	$1,740	$3,475

The total capital lease payments include imputed interest.

In October 2021, the Company completed a sale-leaseback transaction for a short-term operating lease. The Company deferred a $7.4 million gain from disposal of assets to accrued expenses and other current liabilities to amortize over the minimum term of the lease. As of March 31, 2022 and December 31, 2021, the remaining deferred gain on the sale-leaseback transaction was $3.7 million and $5.6 million, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and benefits	$5,702	$5,188
Accrued taxes	2,967	5,041
Accrued interest	218	287
Deferred gain on sale-leaseback	3,705	5,557
Other current liabilities	1,204	769
Accrued expenses and other current liabilities	$13,796	$16,842

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 8 – NOTES PAYABLE

The Company enters into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors’ and officers’ liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. During the three months ended March 31, 2022 and 2021, the aggregate amount of the premiums financed was $3.8 million and $9.1 million, respectively, payable in equal monthly installments at a weighted average interest rate of 4.0% and 5.4%, respectively. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company had a remaining balance of $4.3 million and $2.3 million, respectively, related to notes payable.

NOTE 9 – WARRANTS

Warrants issued and outstanding consisted of the following:

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Public Warrants	Liability	9,994,635	9,994,635
Private Placement Warrants	Liability	9,172,782	9,172,782
Series A Warrants	Liability	6,666,662	6,222,218
Term C Loan Warrants	Equity	14,999,999	-
RDO Investor Warrants	Equity	14,180,375	-
Placement Agent Warrants	Equity	992,626	-

Public Warrants and Private Placement Warrants

The Company issued public and private warrants in connection with its initial public offering in November 2018 (the "Public Warrants" and "Private Placement Warrants"). As of March 31, 2022, the outstanding Public Warrants and Private Placement Warrants were exercisable for an aggregate of 2,738,203 shares of Class A common stock. Each Public Warrant and Private Placement Warrant entitles its holder to purchase one-seventh of a share of our Class A common stock at an exercise price of $5.75 per warrant ($40.25 per full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The Public Warrants and Private Placement Warrants expire on November 9, 2023 or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are recognized as warrant liabilities in the condensed consolidated balance sheet.

Series A Warrants

The Company issued warrants to certain institutional investors in connection with the Company’s private placement of Series A preferred stock on May 24, 2019 (the “Series A Warrants”). The Company issued additional warrants to the purchasers in quarterly installments beginning nine months after May 24, 2019 and ending on March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company issued 444,444 additional Series A Warrants to the purchasers of Series A preferred stock in accordance with the Series A preferred stock purchase agreement.

As of March 31, 2022, the outstanding Series A Warrants were exercisable for 1,904,761 shares of Class A common stock. The Series A Warrants entitle their holders to purchase two-sevenths of a share of Class A common stock at an exercise price of $7.66 per warrant ($26.81 per full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The Series A Warrants expire on November 25, 2025. The Series A Warrants are recognized as warrant liabilities in the condensed consolidated balance sheet.

Term C Loan Warrants

On February 28, 2022, in connection with the entry into the Term C Loan, the Company issued 13,953,488 warrants to certain of the Term C Loan Lenders (the “February 2022 Warrants”) exercisable to purchase an equivalent number of shares of Class A common stock at an exercise price of $1.10 per share, subject to adjustment, and expiring on February 28, 2028.

On March 1, 2022, in connection with the entry into the Term C Loan, the Company issued 1,046,511 warrants to certain of the Term C Loan Lenders (the “March 2022 Warrants” and, together with the February 2022 Warrants, the “Term C Loan Warrants”) exercisable to purchase an equivalent number of shares of Class A common stock at an exercise price of $1.29, subject to adjustment, and expiring on March 1, 2028.

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

The Term C Loan Warrants are recognized as equity in the condensed consolidated balance sheet. See “Note 11 - Debt” for additional disclosure on the accounting for the Term C Loan and Term C Loan Warrants.

RDO Investor Warrants and Placement Agent Warrants

On March 11, 2022, the Company completed a registered direct offering for 14,180,375 shares of Class A common stock and in a concurrent private placement, the Company also issued 14,180,375 warrants to the purchasers of the shares of Class A common stock in the registered direct offering (the “RDO Investor Warrants”).

The RDO Investor Warrants are exercisable to purchase an equivalent number of shares of Class A common stock at an initial exercise price of $1.763 per share. The RDO Investor Warrants are exercisable immediately, subject to certain ownership limitations and will expire three and one-half years following the date of issuance.

The Company also issued 992,626 warrants to the placement agent as partial compensation for its services in connection with the registered direct offering (the “Placement Agent Warrants”) on March 11, 2022. The Placement Agent Warrants are exercisable to purchase an equivalent number of shares of Class A common stock at an initial exercise price of $2.2038 per share. The Placement Agent Warrants are exercisable immediately, subject to certain ownership limitations and will expire three and one-half years following the date of issuance.

The RDO Investor Warrants and Placement Agent Warrants are recognized as equity in the condensed consolidated balance sheet. See “Note 14 - Stockholders’ Equity” for additional disclosure on the accounting for the RDO Investor Warrants and Placement Agent Warrants.

Fair Value Measurement

The Company’s Public Warrants, Private Placement Warrants and Series A Warrants are accounted for as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s condensed consolidated statements of operations each reporting period.

The following tables present the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
As of March 31, 2022
Public Warrants	$1,100	$-	$-	$1,100
Private Placement Warrants	-	1,202	-	1,202
Series A Warrants	-	2,005	-	2,005
	$1,100	$3,207	$-	$4,307
As of December 31, 2021
Public Warrants	$752	$-	$-	$752
Private Placement Warrants	-	871	-	871
Series A Warrants	-	1,934	-	1,934
	$752	$2,805	$-	$3,557

Public Warrants. The fair value of the Public Warrants are classified as Level 1 in the fair value hierarchy and is valued using quoted market prices, as they are traded in active markets.

Private Placement Warrants. The fair value of the Private Placement Warrants are classified as Level 2 in the fair value hierarchy and is determined using a Monte Carlo simulation model.

Series A Warrants. The fair value of the Series A Warrants are classified as Level 2 in the fair value hierarchy and is determined using the Black-Scholes option pricing model.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following assumptions were used to calculate the fair value for the Private Placement Warrants and Series A Warrants:

	Private Placement Warrants	Series A Warrants
As of March 31, 2022
Expected remaining life	1.6 years	3.7 years
Volatility rate	329.0%	329.0%
Risk-free interest rate	2.0%	2.4%
Expected dividend rate	0%	0%

As of December 31, 2021
Expected remaining life	1.9 years	3.9 years
Volatility rate	227.5%	227.5%
Risk-free interest rate	0.7%	1.1%
Expected dividend rate	0%	0%

NOTE 10 – CONVERTIBLE SENIOR NOTES

On June 24, 2021, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) to issue 16.0% Convertible Senior Secured (Third Lien) PIK Notes (the “Convertible Senior Notes”), in a private placement to institutional investors (the “Private Placement”). Two of the institutional investors were Crestview III USWS TE, LLC and Crestview III USWS, L.P. (collectively, “Crestview Partners”), which are related parties.

During the year ended December 31, 2021, pursuant to the Note Purchase Agreement, the Company issued $136.5 million in aggregate principal amount of Convertible Senior Notes, comprised of Cash Notes, Exchange Notes (collectively with the Cash Notes, the “Equity Linked Notes”) and a License Linked Note, as described below, which mature on June 5, 2026. The Convertible Senior Notes are secured by a third priority security interest in the collateral that secures the Company’s obligations under the Senior Secured Term Loan Agreement. The Convertible Senior Notes bear interest at a rate of 16.0% per annum. Accrued and unpaid interest is calculated on the last day of each quarter, commencing September 30, 2021, and will be paid in kind (“PIK”) on such date by increasing the principal amount of the outstanding Convertible Senior Notes.

The carrying value of the Convertible Senior Notes is as follows:

	March 31, 2022	December 31, 2021
Principal	$114,000	$114,000
PIK interest	14,633	9,686
Unamortized debt premium	1,805	1,841
Unamortized debt discount and issuance costs	(19,620)	(19,758)
Net convertible senior notes	$110,818	$105,769

As of March 31, 2022, the Convertible Senior Notes are convertible into 29,178,268 shares of the Company’s Class A common stock at the option of the holders.

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

In accordance with ASC 480, the Company evaluated the Equity Linked Notes and determined they should be classified as liabilities due to the unconditional obligation to settle the notes for a variable number of shares of the Company’s Class A common stock based on a fixed monetary amount known at inception. Certain of the Equity Linked Notes were initially measured at fair value as they were considered new instruments issued concurrently to extinguish the Series A preferred stock.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

License Linked Note. On June 24, 2021, in connection with the Private Placement, the Company issued and sold a Convertible Senior Note in the principal amount of $22.5 million that was convertible into a patent license agreement (the “License Linked Note”). On June 29, 2021, the holder exercised its right to convert the License Linked Note in full. The debt issuance costs associated with the License Linked Note were fully amortized.

NOTE 11 – DEBT

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Senior Secured Term Loan	$102,972	$120,745
Term C Loan	21,755	-
ABL Credit Facility	-	14,170
USDA Loan	25,000	25,000
Equipment financing	7,677	8,540
Capital leases	-	3,204
Total debt principal balance	157,404	171,659
Senior Secured Term Loan future interest payable	25,185	24,384
Unamortized debt discount and issuance costs	(16,720)	(11,792)
Current maturities	(8,425)	(9,504)
Net long-term debt	$157,444	$174,747

Senior Secured Term Loan

On May 7, 2019, the Company, U.S. Well Services, LLC (“USWS LLC”), as the borrower, and all the other subsidiaries of the Company entered into a Senior Secured Term Loan Credit Agreement (as amended, the “Senior Secured Term Loan Agreement”) with CLMG Corp., as administrative and collateral agent, and the lenders party thereto. Upon entering the Senior Secured Term Loan Agreement, the Company borrowed $250.0 million in Term A and Term B Loans (collectively the “Senior Secured Term Loan”), which matures on December 5, 2025.

On February 28, 2022, the Company, USWS LLC and all the other subsidiaries of the Company entered into the sixth term loan amendment to the Senior Secured Term Loan Agreement with CLMG Corp., as administrative agent and term loan collateral agent, and the lenders party thereto, to make certain modifications to the Senior Secured Term Loan Agreement, including, but not limited to, the interest rates, principal payments, certain covenants relating to collateral, approved growth capital expenditures, and mandatory prepayments.

The Senior Secured Term Loan interest rate was 0.0% for the period beginning April 1, 2020 through March 31, 2022. As of April 1, 2022, the outstanding principal balance of the Senior Secured Term Loan was reduced to less than $103.0 million, resulting in an interest rate for the period beginning April 1, 2022 through December 31, 2022 of (i) 1.0% per annum in cash and (ii) 4.125% per annum paid-in-kind by increasing the outstanding principal amount of the Senior Secured Term Loan on each interest payment date. The Senior Secured Term Loan will resume incurring interest on January 1, 2023 at the applicable benchmark rate, subject to a 2.0% floor, plus the applicable margin of 8.25% per annum.

The Senior Secured Term Loan requires quarterly principal payments of $1.25 million until March 31, 2023 and $5.0 million from June 30, 2023 through September 30, 2025, with final payment due at maturity.

Since April 2020, the Company has accounted for the Senior Secured Term Loan as a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors. The subsequent amendments, including the sixth term loan amendment, did not result in a significant modification or extinguishment resulting in no change in accounting for the Senior Secured Term Loan.

During the three months ended March 31, 2022, the Company made principal payments of $17.8 million, which included prepayments of $16.5 million driven primarily by asset sales. The early repayment of debt resulted in a write-off of $1.6 million of unamortized debt discount and issuance costs and prepayment fees of $0.1 million, all of which were presented as loss on extinguishment of debt in the condensed consolidated statements of operations.

As of March 31, 2022, the outstanding principal balance of the Senior Secured Term Loan was $103.0 million, of which $5.0 million was due within one year from the balance sheet date.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Term C Loan

The sixth term loan amendment to the Senior Secured Term Loan Agreement also provided for an additional tranche of last-out term loans (the “Term C Loan”) of up to $35.0 million principal amount, with a maturity date of December 5, 2025. During the three months ended March 31, 2022, the Company borrowed $21.5 million in Term C Loans.

The Term C Loan was funded by a syndicate of institutions and individuals (collectively, the “Term C Loan Lenders”), including related parties, Crestview Partners and its affiliates and David Matlin, and was extended on a last-out basis in the payment waterfall relative to the existing Senior Secured Term Loan, and was otherwise made on the general terms and conditions consistent with the Senior Secured Term Loan.

The Term C Loan shall bear interest at a benchmark rate, subject to a 2.0% floor, plus 12.0% per annum, accrued on a daily basis, to be paid-in-kind by increasing the principal amount of the outstanding Term C Loan on each interest payment date. The default rate for the Term C Loan shall be 2.0% over and above the non-default rate, subject to the same terms and conditions for the Senior Secured Term Loan.

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

In connection with the entry into the Term C Loan, the Company issued an aggregate total of 14,999,999 Term C Loan Warrants to the Term C Loan Lenders, including related parties, Crestview Partners and David Matlin. Using the accounting guidance in ASC 470, Debt and ASC 815, Derivatives and Hedging, the Term C Loan Warrants were recognized as equity in the condensed consolidated balance sheet. Accordingly, the proceeds received were allocated as $14.7 million and $6.8 million to the Term C Loan and Term C Loan Warrants, respectively, based on the relative fair value at issuance.

The fair value of the Term C Loan was $22.6 million, calculated using a discounted cash flow model. The difference between the Term C Loan principal balance at issuance and the value allocated to it was $6.8 million, which was accounted for as a debt discount. Additionally, the Company incurred $0.7 million of transaction costs related to the Term C Loan, which were recorded as debt issuance costs. The debt discount and issuance costs are presented as a direct deduction from the carrying amount of the Term C Loan and are being amortized under the effective interest method over the term of the Term C Loan.

The fair value of the Term C Loan Warrants was $10.5 million, calculated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value for the Term C Loan Warrants, at issuance:

	February 2022 Warrants	March 2022 Warrants
Exercise price	$1.10	$1.29
Contractual term	6.0 years	6.0 years
Volatility rate	55.0%	55.0%
Risk-free interest rate	1.8%	1.6%
Expected dividend rate	0%	0%

See “Note 9 - Warrants” for additional disclosure regarding the Term C Loan Warrants.

As of March 31, 2022, the outstanding principal balance of the Term C Loan was $21.8 million, including $0.3 million of PIK interest, classified as long-term debt on the condensed consolidated balance sheet.

ABL Credit Facility

On May 7, 2019, the Company, USWS LLC, and all the other subsidiaries of the Company entered into an ABL Credit Agreement (as amended, the “ABL Credit Facility”) with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. As of March 31, 2022, the aggregate revolving commitment under the ABL Credit Facility is $50.0 million and the facility matures on April 1, 2025.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. On March 31, 2022, the borrowing base was $8.5 million and there was no outstanding revolver loan balance.

Payments of Debt Obligations due by Period

As of March 31, 2022, the schedule of the repayment requirements of long-term debt is as follows:

Principal Amount
Fiscal Year	of Long-term Debt
Remainder of 2022	$6,299
2023	20,070
2024	24,550
2025	87,907
2026	3,367
Thereafter	15,211
Total	$157,404

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Purchase Commitments

During 2021, the Company entered into an Equipment Purchase and Sale Agreement to purchase equipment. The purchase commitments under this agreement are reflected in the table below. The Company intends to fund the commitments due in the next twelve months under the Equipment Purchase and Sale Agreement through additional financing transactions and cash on hand.

Additionally, during the first quarter of 2022, the Company placed orders for other equipment which will be delivered throughout 2022, related to the buildout of its new Nyx Clean Fleets®. Under the terms of the purchase orders, the Company is subject to a penalty fee for any equipment cancelled prior to delivery. As of March 31, 2022, total cost of equipment not yet received by the Company under the purchase orders was $15.7 million. While the Company intends to take receipt of the remaining deliveries its minimum contractual commitment included in the table below was $2.4 million, which represents the penalty fee in the event the Company cancels the equipment deliveries after March 31, 2022.

As of March 31, 2022, future minimum purchase commitments for equipment are as follows:

Fiscal Year
Remainder of 2022	$33,417
2023	16,400
Total	$49,817

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. Estimated claims incurred, but not reported as of March 31, 2022 and December 31, 2021 was $0.2 million and $0.3 million, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 13 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the three months ended March 31, 2022:

	Shares	Amount
Balance at December 31, 2021	19,610	$23,866
Accrued Series A preferred stock dividends	-	1,091
Balance at March 31, 2022	19,610	$24,957

As of March 31, 2022, the Series A preferred stock outstanding were convertible into 1,215,029 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $8.8 million and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

On April 1, 2020, the Company issued Series B Redeemable Convertible Preferred Stock, par value of $0.0001 per share (“Series B preferred stock”) to certain institutional investors.

During the first quarter of 2021, 762 shares of Series B preferred stock and related accrued dividends were converted into 784,508 shares of Class A common stock pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series B preferred stock. Accordingly, the Company recorded a reduction of $0.8 million in the carrying value of the Series B preferred stock during the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, there were no shares of Series B preferred stock outstanding.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. See “Note 13 – Mezzanine Equity” for disclosure regarding preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 77,066,612 and 53,148,952 shares of Class A common stock issued and outstanding, respectively. As of March 31, 2022, 285,715 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $42.00 for any 20 trading days within any 30-trading day period, and 174,194 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $47.25.

ATM Agreement. On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of our Class A common stock over a period of time pursuant to an “at-the-market” offering program. Under the ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the ATM Agreement. On March 19, 2021, the Company increased the number of shares of Class A common stock that it may offer in accordance with the terms of the ATM Agreement to a total of $50.0 million.

The following table presents information with respect to shares of Class A common stock sold under the ATM Agreement during the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Shares of Class A common stock sold	9,767,941	12,624,657
Total net proceeds	$21,282	$10,669
Commission paid	$658	$330

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Since inception on June 26, 2020 through March 31, 2022, the Company has sold a total of 15,086,100 shares of Class A common stock under the ATM Agreement for total net proceeds of $36.4 million and paid $1.1 million in commissions.

On April 26, 2022, the Company entered into a new Equity Distribution Agreement (the “2022 ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock to replace the former ATM Agreement, which had expired on April 26, 2022. See “Note 18 - Subsequent Events” for additional disclosure regarding the 2022 ATM Agreement.

Registered Direct Offering. On March 11, 2022, the Company completed a registered direct offering of 14,180,375 shares of Class A common stock and issuance of 14,180,375 RDO Investor Warrants for gross proceeds of $25.0 million, before deducting placement agent fees and other offering expenses. The Company issued 992,626 Placement Agent Warrants as partial compensation for the placement agent’s services in connection with the registered direct offering on March 11, 2022. The Company intends to use the net proceeds for working capital purposes, including the funding of certain capital expenditures.

The proceeds received were allocated as $17.1 million and $7.9 million to the Class A common stock and RDO Investor Warrants, respectively, based on the relative fair value at issuance. The fair value of the Class A common stock issued in the registered direct offering was $16.3 million, calculated based on the closing price of the Class A common stock on the date of issuance. The fair value of the RDO Investor Warrants and Placement Agent Warrants was $7.5 million and $0.5 million respectively, calculated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value for the RDO Investor Warrants and Placement Agent Warrants at issuance:

	RDO Investor Warrants	Placement Agent Warrants
Exercise price	$1.763	$2.2038
Contractual term	3.5 years	3.5 years
Volatility rate	80.0%	80.0%
Risk-free interest rate	1.9%	1.9%
Expected dividend rate	0%	0%

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

During the three months ended March 31, 2021, 2,302,936 shares of Class B common stock were converted into 657,982 shares of Class A common stock, which has been adjusted to reflect the reverse stock split. As of March 31, 2022 and December 31, 2021, there were no shares of Class B common stock issued and outstanding.

Warrants

As of March 31, 2022, the Company has issued and outstanding Term C Loan Warrants, RDO Investor Warrants and Placement Agent Warrants, which are recognized as equity. See “Note 9 - Warrants” for disclosure regarding the Term C Loan Warrants, RDO Investor Warrants and Placement Agent Warrants.

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding:

	Three Months Ended
	March 31,
	2022	2021
Basic net income (loss) per share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(25,745)	$(20,566)
Net loss attributable to cancellable Class A common stock	197	411
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(25,548)	(20,155)
Dividends accrued on Series A preferred stock	(1,091)	(1,813)
Dividends accrued on Series B preferred stock	-	(711)
Deemed and imputed dividends on Series A preferred stock	-	(464)
Deemed and imputed dividends on Series B preferred stock	-	(4,168)
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(26,639)	$(27,311)

Denominator:
Weighted average shares outstanding	60,225,431	23,024,793
Cancellable Class A common stock	(459,909)	(459,909)
Basic and diluted weighted average shares outstanding	59,765,522	22,564,884

Basic and diluted net loss per share attributable to Class A common shareholders	$(0.45)	$(1.21)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended
	March 31,
	2022	2021
Dilutive earnings per share:
Anti-dilutive stock options	250,649	250,649
Anti-dilutive warrants	34,815,964	4,249,313
Anti-dilutive restricted stock	289,312	308,357
Anti-dilutive deferred stock units	1,073,073	2,546,249
Anti-dilutive shares from Pool B Awards	3,363,872	2,892,779
Anti-dilutive Series A preferred stock convertible into Class A common stock	1,215,029	2,665,692
Anti-dilutive Series B preferred stock convertible into Class A common stock	-	22,275,825
Anti-dilutive Convertible Senior Notes convertible into Class A common stock	29,178,268	-
Potentially dilutive securities excluded as anti-dilutive	70,186,167	35,188,864

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 16 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended
	March 31,
	2022		2021
Restricted stock	$736		$825
Stock options	213		214
Deferred stock units	330		246
Pool A Awards	359		86
Pool B Awards	390		280
Total	$2,028	(1)	$1,651	(2)

(1)
For the three months ended March 31, 2022, $297 was presented as cost of services and $1,731 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(2)
For the three months ended March 31, 2021, $198 was presented as cost of services and $1,453 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.

Restricted Stock

Pursuant to the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (as amended, the “LTIP”), the Company grants shares of restricted Class A common stock (“restricted stock”) to certain employees and directors. Restricted stock is subject to restrictions on transfer and is generally subject to a risk of forfeiture if the award recipient is no longer an employee or director of the Company prior to the lapse of the restriction. Restricted stock granted to employees generally vests over four years in equal installments each year on the anniversary of the grant date and grants to directors generally vest in full after one year. The grant date fair value of the restricted stock is determined using the closing price of the Company's Class A common stock on the grant date.

The following table summarizes the restricted stock activity for the three months ended March 31, 2022:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	388,886	$24.55
Granted	-	-
Vested	(95,214)	31.19
Forfeited	(4,360)	31.19
Outstanding at March 31, 2022	289,312	$22.27

As of March 31, 2022, the total unrecognized compensation cost related to restricted stock was $2.9 million which is expected to be recognized over a weighted-average period of 0.96 years.

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	250,649	$31.19	4.21
Exercised	-	-	-
Forfeited/Expired	-	-	-
Outstanding at March 31, 2022	250,649	$31.19	3.96
Exercisable at March 31, 2022	187,987	$31.19	3.96

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

As of March 31, 2022, the total unrecognized compensation cost related to stock options was $0.8 million which is expected to be recognized over a weighted average period of 0.96 years.

Deferred Stock Units

The Company awards deferred stock units (“DSUs”) to certain key employees of the Company pursuant to the LTIP. Each DSU represents the right to receive one share of the Company’s Class A common stock. DSUs generally vest over three years in equal installments each year on the anniversary of the vesting effective date, subject to the grantee’s continuous service through each vesting period but settlement does not occur until the fifth anniversary of the grant date. The grant date fair value of the DSU is determined using the closing price of the Company's Class A common stock on the grant date.

The following table summarizes the DSUs activity for the three months ended March 31, 2022:

	Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2021	2,052,474	$1.49
Granted	-	-
Vested	(958,850)	1.40
Forfeited	(20,551)	1.16
Outstanding at March 31, 2022	1,073,073	$1.59

As of March 31, 2022, the total unrecognized compensation cost related to DSUs was $1.4 million which is expected to be recognized over a weighted average period of 1.24 years.

Pool A Performance Awards

The Company grants Pool A Performance Awards (“Pool A Awards”) to certain key employees of the Company. Each Pool A Award represents the right to receive, at the Company’s election, a fixed monetary amount either in cash or a variable number of shares of the Company’s Class A common stock based on its closing share price on the date of settlement. The Pool A Awards vest in full one year on the anniversary of the vesting effective date specified in the applicable award agreement but settlement does not occur until the fifth anniversary of the grant date. As of March 31, 2022, all Pool A Awards outstanding were fully vested.

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

During the third quarter of 2021, the Company granted Pool A Awards that fully vested on January 1, 2022. As of March 31, 2022, the fair value of the Pool A Awards liabilities were remeasured to $7.1 million, which was estimated using a risk-adjusted discount rate reflecting the weighted-average cost of capital of similarly traded public companies.

As of March 31, 2022, the total unrecognized compensation cost related to Pool A Awards was $3.6 million, which is expected to be recognized over a weighted average period of 4.09 years.

Pool B Performance Awards

The Company grants Pool B Performance Awards (“Pool B Awards”) to certain key employees of the Company. Each Pool B Award represents the right to receive, at the Company’s election, either a cash payment calculated in accordance with the award agreement, or a fixed number of shares of the Company’s Class A common stock. The Pool B Awards vest over three years in equal installments each year on the anniversary of the vesting effective date specified in the applicable award agreement, subject to the grantee’s continuous services through each vesting period but settlement does not occur until the fifth anniversary of the grant date. The grant date fair value of the Pool B Awards is determined using the closing price of the Company's Class A common stock on the grant date.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table summarizes the Pool B Awards activity for the three months ended March 31, 2022:

Fair Value
Outstanding at December 31, 2021	$3,672
Granted	-
Vested	(1,586)
Forfeited	(27)
Outstanding at March 31, 2022	$2,059

As of March 31, 2022, the total unrecognized compensation cost related to Pool B Awards was $1.7 million, which is expected to be recognized over a weighted average period of 1.27 years.

NOTE 17 – RELATED PARTY TRANSACTIONS

Crestview III USWS TE, LLC and Crestview III USWS, L.P. and its affiliates (collectively, “Crestview Partners”) are part of an affiliate group which have an ownership interest in the Company of greater than 10% and is entitled to designate for nomination by the Company for election two directors to serve on the Company’s Board of Directors.

David Matlin is a member of the Company’s Board of Directors.

Convertible Senior Notes

On June 24, 2021, Crestview Partners purchased $40.0 million of Convertible Senior Notes that are convertible into shares of the Company’s Class A common stock for consideration of $20.0 million in cash and in exchange for 15,588 shares of the Company’s Series A preferred stock. As of March 31, 2022 and December 31, 2021, the Convertible Senior Notes held by Crestview Partners have a carrying value of $37.7 million and $35.9 million, respectively, which is included in convertible senior notes on the condensed consolidated balance sheets. See “Note 10 - Convertible Senior Notes” for additional disclosure regarding the Cash Notes and Exchange Notes.

Term C Loan and Term C Loan Warrants

On February 28, 2022, Crestview Partners contributed $10.0 million in Term C Loans to the Company. As of March 31, 2022, the carrying value of the Term C Loan owed to Crestview Partners was $6.7 million, which is included in long-term debt on the condensed consolidated balance sheet. In connection with the entry into the Term C Loan, Crestview received 6,976,744 February 2022 Warrants.

On March 1, 2022, David Matlin contributed $1.0 million in Term C Loans to the Company. As of March 31, 2022, the carrying value of the Term C Loan owed to David Matlin was $0.7 million, which is included in long-term debt on the condensed consolidated balance sheet. In connection with the entry into the Term C Loan, David Matlin received 697,674 March 2022 Warrants.

See “Note 9 - Warrants” and “Note 11 - Debt” for additional disclosure regarding the Term C Loan and Term C Loan Warrants.

NOTE 18 - SUBSEQUENT EVENTS

2022 ATM Agreement

On April 26, 2022, the Company entered into a new Equity Distribution Agreement (the “2022 ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock to replace the former ATM Agreement, which expired on April 26, 2022. In accordance with the terms of the 2022 ATM Agreement, the Company may offer and sell shares of our Class A common stock over a period of time pursuant to an “at-the-market” offering program. Under the 2022 ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the 2022 ATM Agreement in an amount of up to $50.0 million. No shares may be sold under the 2022 ATM Agreement until the registration statement filed on April 26, 2022 has been declared effective by the SEC.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Resignation of President and Chief Executive Officer and Chief Administrative Officer

Joel Broussard resigned as President and Chief Executive Officer of the Company and Matthew Bernard resigned as Chief Administrative Officer of the Company, each resignation effective April 30, 2022 (the “Effective Date”).

Following Mr. Broussard’s resignation as President and Chief Executive Officer, he will continue to serve as a member of the Company’s Board of Directors and has been appointed as the non-executive Chairman of the Board as of the Effective Date. David Treadwell, who served as the Chairman of the Board, transitioned to Lead Independent Director concurrent with Mr. Broussard becoming Chairman of the Board. In connection with Mr. Bernard’s resignation, he has entered into an independent contractor agreement with the Company under which he will provide certain consulting services to the Company.

In connection with their resignation, Mr. Broussard and Mr. Bernard each entered into a Separation and Release Agreement with the Company (together, the “Separation Agreements”). Pursuant to Mr. Broussard’s Separation Agreement, he will receive a cash lump sum payment in the amount of $0.3 million, to be paid within 30 days of the Effective Date. In addition, subject to Mr. Broussard’s continued services on the Board of Directors or as a consultant on such date, he will receive an additional cash lump sum payment of $0.3 million on each of the six-month anniversary and the 18-month anniversary of the Effective Date.

In addition, in connection with Mr. Broussard’s continued services as a consultant to the Company and its affiliates, on the Effective Date the Company granted 1,142,514 restricted stock units (the “RSUs”), each representing the right to receive one share of the Company’s Class A common stock. The RSUs vest one-half in six months from the Effective Date and the remaining one-half in 18 months from the Effective Date, subject to Mr. Broussard’s continuous service through such vesting date. On vesting, the RSUs will be settled in shares of Class A common stock or cash, pending the Company receiving stockholder approval of certain amendments to the LTIP as may be required in order to permit the transactions contemplated by the RSU award.

Appointment of new President and Chief Executive Officer and Chief Financial Officer

Effective on the Effective Date, Kyle O’Neill was appointed as the Company’s President and Chief Executive Officer and Josh Shapiro was appointed as the Company’s Senior Vice President and Chief Financial Officer. Mr. O’Neill previously served as the Company’s Chief Financial Officer and Mr. Shapiro previously served as the Company’s Vice President, Finance.

On April 30, 2022, the Company awarded Mr. O’Neill and Mr. Shapiro an aggregate total of 1,100,000 DSUs, which have the same terms and conditions as the Company’s other outstanding DSUs. In addition, on April 30, 2022, the Company awarded Mr. O’Neill and Mr. Shapiro Pool A Awards with a designated aggregate cash value equal to $1.25 million, which increases by 16.0%, compounding quarterly. The Pool A Awards vest in full on the first anniversary of the grant date but settlement does not occur until the fifth anniversary of the grant date. The remaining terms and conditions of the Pool A Awards are the same as the Company’s other outstanding Pool A Awards. See “Note 16 – Share-based Compensation” for additional disclosure regarding the terms and conditions of the Company’s DSUs and Pool A Awards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes in Item 1. “Financial Statements” contained herein and our audited consolidated financial statements as of December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report"), as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include geological, operating and economic factors and changes in prices and market conditions, including changes in expected or realized oil and gas prices and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service; the effectiveness of management's strategies and decisions; our ability to obtain financing, raise capital and continue as a going concern; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; our ability to collect accounts receivable; compliance with our debt agreements and equity-related securities; volatility in market prices; our ability to satisfy the continued listing requirements of Nasdaq with respect to our Class A common stock and warrants or to cure any continued listing standard deficiency with respect thereto; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as natural disasters, catastrophes and severe weather conditions, including floods, hurricanes and earthquakes; public health crises, such as a pandemic, including the COVID-19 pandemic and new and potentially more contagious variants of COVID-19; acts of war or terrorist acts and the governmental or military response thereto; and cyber-attacks adversely affecting our operation. This Quarterly Report identifies other factors that could cause such differences. There can be no assurance that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under “Risk Factors” in this Quarterly Report and in our Annual Report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Quarterly Report to the “Company”, “USWS”, “we”, or “our” shall mean U.S. Well Services, Inc. and its subsidiaries.

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

We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all our fleets operate on a 24-hour basis and have the ability to withstand high utilization rates, which results in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America. Since announcing our commitment to becoming an all-electric pressure pumping services provider in May 2021, we have sold most of our legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. Upon delivery, our Nyx Clean Fleets® are intended to replace any conventional fleet in operation.

How the Company Generates Revenue

We generate revenue by providing pressure pumping services to our customers. We own and operate fleets of pressure pumping equipment to perform these services. We seek to enter into contractual arrangements with our customers or fleet dedications, which establish pricing terms for a fixed duration. Under the terms of these agreements, we charge our customers base monthly rates, adjusted for activity and provision of materials such as proppant and chemicals, or we charge a variable rate based on the nature of the job including pumping time, well pressure, proppant and chemical volumes and transportation.

Our Costs of Conducting Business

The principal costs involved in conducting our pressure pumping services are labor, maintenance, equipment rentals, including the rental of power generation equipment, materials, and transportation costs. A large portion of our costs are variable, based on the number and requirements of pressure pumping jobs. We manage our fixed costs, other than depreciation and amortization, based on factors including industry conditions and the expected demand for our services.

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

The following table presents our cost of services for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Labor	$13,180	$23,686
Maintenance	5,119	16,595
Power generation equipment rentals	8,492	-
Materials	3,459	7,030
Transportation	1,948	3,039
Other (1)	8,525	12,281
Cost of services	$40,723	$62,631
(1)
Other consists of fuel, lubes, other equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

Since our announcement in May 2021 of our commitment to becoming an all-electric pressure pumping services provider, we have sold most of our legacy, diesel-powered pressure pumping equipment. The proceeds received from these sales were used to reduce the outstanding principal balance of our Term A and Term B Loan (collectively the “Senior Secured Term Loan”), which resulted in no cash interest payments for the first quarter of 2022 and an interest rate of (i) 1.0% per annum in cash and (ii) 4.125% per annum PIK interest from April 1, 2022 through December 31, 2022.

Our revenues and operating costs remained lower in the first quarter of 2022 versus the first quarter of 2021, as we continued to experience a lower average active fleet count resulting from our ongoing exit from the diesel pressure pumping market. However, we experienced an uptick in our utilization rate as a greater proportion of our fleets were working under contract as opposed to the spot market, and thus less exposed to customer “white space.” We expect to see our average active fleet count continue to increase as we begin taking delivery of our newbuild Nyx Clean Fleets® beginning in the second quarter of 2022.

During the first quarter of 2022, prompt month futures contracts for WTI crude oil and Henry Hub natural gas averaged $94.92 per Bbl and $4.57 per MMBtu, respectively, as compared to $77.17 per Bbl and $4.85 per MMBtu, respectively, in the fourth quarter of 2021. We benefitted from the upward trend in commodity prices, as higher demand for pressure pumping services combined with increasing scarcity of available crews and equipment resulted in a favorable environment for deploying crews and negotiating pricing and other terms with customers. However, during the period, we continued to experience cost inflation for certain goods and services as well as non-productive time driven by supply chain issues such as our customers’ inability to source sufficient materials and transportation for goods. We anticipate that these trends will persist throughout the remainder of 2022.

We expect that completions activity and demand for pressure pumping services will remain elevated throughout the year. We also anticipate that the rising price of diesel fuel will continue to improve the economic benefit of switching from conventional to electric pressure pumping, further increasing demand for next-generation, all-electric fleets such as our Clean Fleets® and Nyx Clean Fleets®.

Results of Operations

Three months ended March 31, 2022, compared to the three months ended March 31, 2021

(in thousands, except percentages)

	Three Months Ended March 31,
	2022	% (1)	2021	% (1)	Variance	% Variance
Revenue	$41,150	100.0%	$76,258	100.0%	$(35,108)	(46.0)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	40,723	99.0%	62,631	82.1%	(21,908)	(35.0)%
Depreciation and amortization	5,700	13.9%	11,106	14.6%	(5,406)	(48.7)%
Selling, general and administrative expenses	8,372	20.3%	7,390	9.7%	982	13.3%
Loss on disposal of assets	3,056	7.4%	2,436	3.2%	620	25.5%
Loss from operations	(16,701)	(40.6)%	(7,305)	(9.6)%	(9,396)	* (2)
Interest expense, net	(7,968)	(19.4)%	(6,183)	(8.1)%	(1,785)	28.9%
Change in fair value of warrant liabilities	(746)	(1.8)%	(7,151)	(9.4)%	6,405	*(2)
Loss on extinguishment of debt	(1,651)	(4.0)%	-	0.0%	(1,651)	100.0%
Other income	1,321	3.2%	29	0.0%	1,292	* (2)
Income tax expense (benefit)	-	0.0%	-	0.0%	-	* (2)
Net loss	$(25,745)	(62.6)%	$(20,610)	(27.0)%	$(5,135)	* (2)

(1)
As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)
Not meaningful.

Revenue. The decrease in revenue was primarily attributable to a lower active fleet count in the first quarter of 2022 compared to the prior comparable period as we began to transition to an all-electric pressure pumping service provider in May 2021. For the three months ended March 31, 2022, our average active fleet count decreased to 4.7 fleets compared to 10.0 fleets in the prior comparable period.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization, was attributable to the decrease in variable costs as activity was reduced with a lower number of active fleets in the first quarter of 2022 compared to the prior period. This was offset by costs associated with procuring third-party power generation services as we transitioned away from owning power generation assets starting in October 2021.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the sale of most of our diesel-powered pressure pumping equipment during the second half of 2021.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to an increase in consulting fees, information technology costs and reinstatement of salary levels after the first quarter of 2021.

Loss on disposal of assets. The amount of gain or loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our pressure pumping equipment, such as wellbore pressure and rate of barrels pumped per minute, which impacts the timing of disposals of our pump components. Additionally, during the three months ended March 31, 2022, we recognized $2.9 million of losses associated with the sale of property and equipment.

Interest expense, net. The increase was primarily attributable to the interest expense associated with the Convertible Senior Notes issued during the second quarter of 2021.

Loss on extinguishment of debt. During the three months ended March 31, 2022, we recognized a loss on extinguishment of debt for the unamortized debt discount and issuance costs and prepayment fees associated with the early repayment of our Senior Secured Term Loan.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources have historically been cash, cash flow generated from operating activities, proceeds from the issuance of debt or equity and borrowings under our ABL Credit Facility. As of March 31, 2022, our total liquidity was $49.6 million, consisting of $41.1 million of cash and restricted cash and $8.5 million of availability under our ABL Credit Facility.

Our short-term and long-term liquidity requirements consist primarily of capital expenditures, payments of contractual obligations, including debt service obligations and working capital.

We believe that our current cash position, current and expected working capital balances, favorable cash interest payment terms under our Senior Secured Term Loan Agreement, availability under our ABL Credit Facility, proceeds received from issuance of debt or equity, as well as amounts raised from the issuance of Class A common stock under our 2022 ATM Agreement, and other anticipated sources of credit will be sufficient to satisfy cash requirements associated with our existing operations, capital expenditures and contractual obligations for the next twelve months. Although there is no assurance, we plan to satisfy our long-term financial obligations through operating cash flows that we could generate as we increase our number of working fleets with our planned additions of Nyx Clean Fleets® and additional financing as our long-term financial obligations mature.

Sources of Cash

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

Registered Direct Offering. On March 11, 2022, we completed a registered direct offering of 14,180,375 shares of Class A common stock and 14,180,375 RDO Investor Warrants for gross proceeds of approximately $25.0 million, before deducting placement agent fees and other offering expenses. We intend to use the net proceeds for working capital purposes, including the funding of certain capital expenditures.

ATM Agreement. During the three months ended March 31, 2022, we sold 9,767,941 shares of Class A common stock for total net proceeds of $21.3 million and paid $0.6 million in commissions under the ATM Agreement. Since inception on June 26, 2020 through March 31, 2022, we sold a total of 15,086,100 shares of Class A common stock under the ATM Agreement for total net proceeds of $36.4 million and paid $1.1 million in commissions.

2022 ATM Agreement. On April 26, 2022, we entered into a new Equity Distribution Agreement (the “2022 ATM Agreement”) with Piper Sandler & Co. relating to our shares of Class A common stock to replace the former ATM Agreement, which expired on April 26, 2022. We may offer and sell up to a total of $50.0 million in shares of our Class A common stock in an “at-the-market” offering program over a period of time pursuant to the 2022 ATM Agreement. No shares may be sold under the 2022 ATM Agreement until the registration statement filed on April 26, 2022 has been declared effective by the SEC.

Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(7,445)	$(11,016)
Investing activities	6,158	(7,825)
Financing activities	33,310	31,824

Operating Activities. Net cash used in operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, provision for losses on accounts receivable and inventory, interest, impairment losses, (gains) losses on disposal of assets, changes in fair value of warrant liabilities, loss on extinguishment of debt and share-based compensation and the impact of changes in operating assets and liabilities. Net cash used in operating activities was $7.4 million for the three months ended March 31, 2022 primarily due to the working capital build associated with the deployment of additional fleets during the quarter.

Net cash used in operating activities was $11.0 million for the three months ended March 31, 2021, primarily attributable to the redeployment of pressure pumping fleets. While we experienced an increase in customer activity during the second half of the quarter, the related collection of receivables is not expected until the second quarter of 2021. Additionally, we made working capital payments of $3.0 million using proceeds from our USDA Loan.

Investing Activities. Net cash provided by investing activities increased by $14.0 million from the prior corresponding period, primarily related to insurance proceeds related to damaged property and equipment. Net cash provided by investing activities was $6.2 million for the three months ended March 31, 2022, primarily due to $5.2 million in proceeds from the sale of property and equipment and $12.0 million of insurance proceeds related to damaged property and equipment. This was offset by $11.1 million in purchases of property and equipment, consisting of $10.3 million related to growth capital expenditures and the remainder related to maintaining and supporting our existing pressure pumping equipment.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2021, primarily due to $14.2 million in purchases of property and equipment, related to maintaining and supporting our existing pressure pumping equipment and payments made to replace damaged property and equipment. This was offset by $6.4 million of insurance proceeds related to damaged property and equipment.

Financing Activities. Net cash provided by financing activities was $33.3 million for the three months ended March 31, 2022, primarily attributable to gross proceeds of $68.4 million from the issuance of long-term debt, common stock and warrants, offset in part by $17.8 million of payments on our Senior Secured Term Loan, $14.2 million of net payments on our ABL Credit Facility and debt issuance costs of $1.1 million.

Net cash provided by financing activities was $31.8 million for the three months ended March 31, 2021, primarily attributable to net borrowings of $12.2 million on our ABL Credit Facility, $8.1 million of net proceeds from notes payable and net proceeds of $10.7 million from the issuance of common stock.

Contractual Cash Obligations and Other Commitments

Our material cash commitments from known contractual and other obligations consist primarily of debt service obligations, including interest, operating and finance leases, and purchase commitments.

Senior Secured Term Loan. As of March 31, 2022, the outstanding principal balance of our Term A and Term B Loan (collectively the “Senior Secured Term Loan”) was $103.0 million, of which $5.0 million is due within one year. The Senior Secured Term Loan matures on December 5, 2025. As of March 31, 2022, we were in compliance with all of the covenants under our Senior Secured Term Loan.

The Senior Secured Term Loan interest rate is 0.0% for the first quarter of 2022 and an interest rate of (i) 1.0% per annum in cash and (ii) 4.125% per annum PIK interest from April 1, 2022 through December 31, 2022. The Senior Secured Term Loan requires quarterly principal payments of $1.25 million until March 31, 2023 and $5.0 million from June 30, 2023 through September 30, 2025, with final payment due at maturity.

Term C Loan. As of March 31, 2022, the outstanding principal balance of our Term C Loan was $21.8 million and matures on December 5, 2025. Our Term C Loan has a PIK interest rate of 14.0% and contains provisions with up to a 100% premium payable upon any repayment, prepayment or acceleration. As of March 31, 2022, we were in compliance with all of the covenants under our Term C Loan.

ABL Credit Facility. All borrowings under our ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of March 31, 2022, we had no outstanding balance on our ABL Credit Facility. The ABL Credit Facility matures on April 1, 2025. As of March 31, 2022, we were in compliance with all of the covenants under our ABL Credit Facility.

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

During the three months ended March 31, 2022, our capital expenditures was $11.1 million. We currently expect that growth capital expenditures, on an accrual basis, will be approximately $95 million to $115 million for the remainder of 2022, primarily related to the buildout of our four new Nyx Clean Fleets® and associated equipment. Capital expenditures for growth and fleet enhancement initiatives are discretionary. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on several factors, including expected industry activity levels and company initiatives.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

See “Note 12 – Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information.

ITEM 1A. RISK FACTORS.

Except as set forth below, no material changes have occurred from the risk factors previously disclosed in the Company’s Annual Report. See also Part I, Item 2 “Disclosure Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-216076), filed with the SEC on February 15, 2017).
4.2

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

4.3

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

4.5

Registration Rights Agreement, dated April 1, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on April 2, 2020).

4.6

First Amendment to Registration Rights Agreement, dated July 20, 2020, by and among U.S. Well Services, Inc. and the Purchasers party thereto.(incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (File No. 333-248086), filed with the SEC on August 18, 2020).

4.7

Registration Rights Agreement, dated June 24, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 28, 2021).

4.8

First Amendment to Registration Rights Agreement, dated June 25, 2021, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.9

Second Amendment to Amended and Restated Registration Rights Agreement, by and among the Company and the Holders party thereto, dated September 14, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on September 17, 2021).

4.10

Form of Cash Note (included as Exhibit B-1 to the Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.11

Form of Exchange Note (included as Exhibit B-2 to the Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.12

Form of License Linked Notes (included as Exhibit B-3 to the Note Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on June 28, 2021).

4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 11, 2022).
4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 11, 2022).
4.15

Registration Rights Agreement, dated February 28, 2022, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

4.16

First Amendment to Registration Rights Agreement, dated March 1, 2022, by and among U.S. Well Services, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

4.17

Warrant Agreement, dated February 28, 2022, by and among U.S. Well Services, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

4.18

Warrant Agreement, dated March 1, 2022, by and among U.S. Well Services, Inc. and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 11, 2022).
10.2

Engagement Letter between U.S. Well Services, Inc. and H.C. Wainright & Co., LLC, dated as of March 8, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 11, 2022).

10.3

Consent and Sixth Amendment to the Senior Secured Term Loan Credit Agreement, dated February 28, 2022, among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings LLC, CLMG Corp., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

10.4

Joinder to Senior Secured Term Loan Credit Agreement, dated as of March 1, 2022, by and among the Term Loan Parties, THRC Holdings, LP, David Matlin, Peter Schoels, and CLMG Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

10.5

Agreement Among Lenders, dated February 28, 2022, by and among U.S. Well Services, LLC, U.S. Well Services, Inc., USWS Fleet 10, LLC, USWS Fleet 11, LLC, USWS Holdings LLC, LNV Corporation, LPP Mortgage, Inc., Crestview III USWS, L.P. and Crestview III USWS TE, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

10.6

Letter Agreement, dated February 28, 2022, by and among the Term C Loan Lenders and the Term Loan Parties (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

10.7

Amendment to Term Loan C Side Letter, dated March 3, 2022, by and among the Term Loan C Lenders and the Term Loan Parties (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-38025) filed with the SEC on March 4, 2022).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2022.

U.S. WELL SERVICES, INC.

By:

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	President, Chief Executive Officer, and Director

/s/ Josh Shapiro
Name:	Josh Shapiro
Title:	Chief Financial Officer