Form 10-Q
period 2022-06-30
U.S. WELL SERVICES, INC.
filed 2022-08-11
CIK 1670349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the registrant had 12,827,306 shares of Class A common stock and no shares of Class B common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,268	$6,384
Restricted cash	736	2,736
Accounts receivable (net of allowance for doubtful accounts of $0 as of June 30, 2022 and December 31, 2021, respectively)	31,721	25,743
Inventory, net	8,074	6,351
Assets held for sale	-	2,043
Prepaids and other current assets	6,373	18,748
Total current assets	64,172	62,005
Property and equipment, net	194,943	162,664
Operating lease right-of-use assets	18,197	-
Finance lease right-of-use assets	3,246	-
Intangible assets (net of accumulated amortization of $2,173 and $1,690 as of June 30, 2022 and December 31, 2021, respectively)	12,017	12,500
Goodwill	4,971	4,971
Other assets	1,119	1,417
TOTAL ASSETS	$298,665	$243,557
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$49,027	$29,180
Accrued expenses and other current liabilities	14,301	16,842
Notes payable	2,814	2,320
Current portion of long-term debt	8,750	5,000
Current portion of equipment financing	3,437	3,412
Current portion of capital lease obligations	-	1,092
Current portion of operating lease liabilities	9,605	-
Current portion of finance lease liabilities	1,168	-
Total current liabilities	89,102	57,846
Warrant liabilities	2,733	3,557
Convertible senior notes	116,183	105,769
Long-term debt	158,423	167,507
Long-term equipment financing	3,328	5,128
Long-term capital lease obligations	-	2,112
Long-term operating lease liabilities	8,748	-
Long-term finance lease liabilities	2,176	-
Other long-term liabilities	7,927	6,875
Total liabilities	388,620	348,794
Commitments and contingencies (NOTE 12)
Mezzanine equity:
Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share; 55,000 shares authorized; 19,610 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $29,499 and $27,274 as of June 30, 2022 and December 31, 2021, respectively	26,092	23,866
Stockholders' deficit:
Class A Common Stock, par value of $0.0001 per share; 400,000,000 shares authorized; 12,827,306 shares and 8,858,161 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	1	1
Additional paid in capital (1)	312,571	263,932
Accumulated deficit	(428,619)	(393,036)
Total Stockholders' deficit	(116,047)	(129,103)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$298,665	$243,557

(1) Periods presented have been adjusted to reflect the 1-for-6 reverse stock split on August 4, 2022. See Note 2, Reverse Stock Splits, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$68,764	$78,799	$109,914	$155,057
Costs and expenses:
Cost of services (excluding depreciation and amortization)	55,209	59,252	95,932	121,883
Depreciation and amortization	5,877	9,836	11,577	20,942
Selling, general and administrative expenses	9,406	7,214	17,778	14,604
Litigation settlement	-	35,000	-	35,000
Loss (gain) on disposal of assets	(76)	(545)	2,980	1,891
Loss from operations	(1,652)	(31,958)	(18,353)	(39,263)
Interest expense, net	(9,562)	(7,333)	(17,530)	(13,516)
Change in fair value of warrant liabilities	1,577	(136)	831	(7,287)
Patent license sales	-	22,500	-	22,500
Loss on extinguishment of debt	-	(839)	(1,651)	(839)
Other income	302	23	1,623	52
Loss before income taxes	(9,335)	(17,743)	(35,080)	(38,353)
Income tax benefit	-	(27)	-	(27)
Net loss	(9,335)	(17,716)	(35,080)	(38,326)
Net loss attributable to noncontrolling interest	-	-	-	(44)
Net loss attributable to U.S. Well Services, Inc.	(9,335)	(17,716)	(35,080)	(38,282)
Dividends accrued on Series A preferred stock	(1,135)	(1,998)	(2,226)	(3,811)
Dividends accrued on Series B preferred stock	-	(811)	-	(1,522)
Deemed and imputed dividends on Series A preferred stock	-	(286)	-	(750)
Deemed dividends on Series B preferred stock	-	(1,501)	-	(5,669)
Exchange of Series A preferred stock for convertible senior notes	-	8,936	-	8,936
Net loss attributable to U.S. Well Services, Inc. common stockholders	$(10,470)	$(13,376)	$(37,306)	$(41,098)
Loss per common share (See Note 15):
Basic and diluted (1)	$(0.82)	$(3.10)	$(3.27)	$(10.12)
Weighted average common shares outstanding:
Basic and diluted (1)	12,720	4,219	11,347	3,991

(1) Periods presented have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021 and the 1-for-6 reverse stock split on August 4, 2022. See Note 2, Reverse Stock Splits, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,080)	$(38,326)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	11,577	20,942
Change in fair value of warrant liabilities	(831)	7,287
Provision for losses on accounts receivable	-	9
Provision for losses on inventory obsolescence	541	1,398
Loss on disposal of assets	2,980	1,891
Non-cash lease expense	1,997	-
Convertible senior notes converted into sales of patent licenses	-	(22,500)
Amortization of debt discount, premium and issuance costs	3,130	3,606
Paid-in-kind interest	12,237	258
Loss on extinguishment of debt, net	1,651	839
Share-based compensation expense	1,613	3,661
Changes in assets and liabilities:
Accounts receivable	(5,978)	(10,506)
Inventory	(2,263)	(964)
Prepaids and other current assets	1,445	(7,708)
Accounts payable	8,902	6,427
Accrued liabilities	1,229	(2,641)
Accrued interest	409	7,956
Net cash provided by (used in) operating activities	3,559	(28,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,337)	(24,841)
Proceeds from sale of property and equipment and insurance proceeds from damaged property and equipment	17,338	8,553
Net cash used in investing activities	(30,999)	(16,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	7,344	24,722
Repayments of revolving credit facility	(14,495)	(14,750)
Proceeds from issuance of long-term debt	-	3,004
Proceeds from issuance of long-term debt and warrants	21,500	-
Repayments of long-term debt	(19,022)	(12,563)
Payment of fees related to debt extinguishment	(96)	(41)
Proceeds from issuance of convertible senior notes	-	86,500
Proceeds from issuance of notes payable	3,826	9,139
Repayments of notes payable	(3,332)	(3,697)
Repayments of amounts under equipment financing	(1,774)	(1,738)
Principal payments under capital lease obligations	-	(109)
Principal payments on finance lease liabilities	(560)	-
Proceeds from issuance of common stock and warrants in registered direct offering, net	22,730	-
Proceeds from issuance of common stock via the 2020 ATM Agreement, net	21,298	13,562
Deferred financing costs	(1,095)	(6,569)
Net cash provided by financing activities	36,324	97,460
Net increase in cash and cash equivalents and restricted cash	8,884	52,801
Cash and cash equivalents and restricted cash, beginning of period	9,120	5,262
Cash and cash equivalents and restricted cash, end of period	$18,004	$58,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Supplemental cash flow disclosure:
Interest paid	$1,411	$1,276
Income tax refunds received	(757)	(810)
Non-cash investing and financing activities:
Issuance of warrants to term C loan lenders	6,491	-
Issuance of warrants to purchasers of Class A common stock in registered direct offering	7,044	-
Issuance of warrants to placement agent in registered direct offering	470	-
Exchange of Series A preferred stock for convertible senior notes	-	24,780
Conversion of Series B preferred stock to Class A common stock	-	1,067
Deemed and imputed dividends on Series A preferred stock	-	750
Accrued Series A preferred stock dividends	2,226	3,811
Accrued Series B preferred stock dividends	-	1,522
Changes in accrued and unpaid capital expenditures	8,927	7,543
Assets under capital lease obligations	-	1,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share amounts)

(unaudited)

	Three Months Ended June 30, 2022
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance at March 31, 2022	12,844,437	$1	-	$-	$314,979	$(419,284)	$-	$(104,304)
Share-based compensation	-	-	-	-	(1,273)	-	-	(1,273)
Restricted stock forfeitures	(17,131)	-	-	-	-	-	-	-
Accrued Series A preferred stock dividends	-	-	-	-	(1,135)	-	-	(1,135)
Net loss	-	-	-	-	-	(9,335)	-	(9,335)
Balance at June 30, 2022	12,827,306	$1	-	$-	$312,571	$(428,619)	$-	$(116,047)

	Three Months Ended June 30, 2021
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance at March 31, 2021	4,288,969	$-	-	$-	$226,749	$(342,997)	$-	$(116,248)
Class A common stock issuance	113,412	-	-	-	2,891	-	-	2,891
Conversion of Series B preferred stock to Class A common stock	44,167	-	-	-	270	-	-	270
Exchange of Series A preferred stock for convertible senior notes	-	-	-	-	8,936	-	-	8,936
Share-based compensation	-	-	-	-	1,617	-	-	1,617
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(286)	-	-	(286)
Accrued Series A preferred stock dividends	-	-	-	-	(1,998)	-	-	(1,998)
Accrued Series B preferred stock dividends	-	-	-	-	(811)	-	-	(811)
Net loss	-	-	-	-	-	(17,716)	-	(17,716)
Balance at June 30, 2021	4,446,548	$-	-	$-	$237,368	$(360,713)	$-	$(123,345)

(1) Periods presented have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021 and the 1-for-6 reverse stock split on August 4, 2022. See Note 2, Reverse Stock Splits, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)

(in thousands, except share amounts)

(unaudited)

	Six Months Ended June 30, 2022
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance at December 31, 2021	8,858,161	$1	-	$-	$263,932	$(393,036)	$-	$(129,103)
Adoption of ASC 842, Leases on January 1, 2022	-	-	-	-	-	(503)	-	(503)
Class A common stock issuance	3,991,387	-	-	-	36,494	-	-	36,494
Warrants issuance	-	-	-	-	14,005	-	-	14,005
Share-based compensation	-	-	-	-	396	-	-	396
Tax withholding related to vesting of share-based compensation	(4,383)	-	-	-	(30)	-	-	(30)
Restricted stock forfeitures	(17,859)	-	-	-	-	-	-	-
Accrued Series A preferred stock dividends	-	-	-	-	(2,226)	-	-	(2,226)
Net loss	-	-	-	-	-	(35,080)	-	(35,080)
Balance at June 30, 2022	12,827,306	$1	-	$-	$312,571	$(428,619)	$-	$(116,047)

	Six Months Ended June 30, 2021
	Class A Common Stock (1)		Class B Common Stock		Additional Paid in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital (1)	Deficit	Interest	Deficit
Balance at December 31, 2020	3,453,111	$-	2,302,936	$-	$217,219	$(322,431)	$-	$(105,212)
Class A common stock issuance	714,586	-	-	-	13,242	-	-	13,242
Conversion of Class B common stock to Class A common stock	109,664	-	(2,302,936)	-	-	-	-	-
Conversion of Series B preferred stock to Class A common stock	174,919	-	-	-	1,068	-	-	1,068
Exchange of Series A preferred stock for convertible senior notes	-	-	-	-	8,936	-	-	8,936
Share-based compensation	-	-	-	-	3,136	-	44	3,180
Tax withholding related to vesting of share-based compensation	(4,938)	-	-	-	(150)	-	-	(150)
Restricted stock forfeitures	(794)	-	-	-	-	-	-	-
Deemed and imputed dividends on Series A preferred stock	-	-	-	-	(750)	-	-	(750)
Accrued Series A preferred stock dividends	-	-	-	-	(3,811)	-	-	(3,811)
Accrued Series B preferred stock dividends	-	-	-	-	(1,522)	-	-	(1,522)
Net loss	-	-	-	-	-	(38,282)	(44)	(38,326)
Balance at June 30, 2021	4,446,548	$-	-	$-	$237,368	$(360,713)	$-	$(123,345)

(1) Periods presented have been adjusted to reflect the 1-for-3.5 reverse stock split on September 30, 2021 and the 1-for-6 reverse stock split on August 4, 2022. See Note 2, Reverse Stock Splits, for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 1 – DESCRIPTION OF BUSINESS

U.S. Well Services, Inc. (“USWS,” the “Company,” “we,” “us” or “our”), is a Houston, Texas-based technology-focused oilfield service company focused on electric powered pressure pumping services for oil and natural gas exploration and production companies in the United States. The process of pressure pumping involves pumping a pressurized stream of fluid—typically a mixture of water, chemicals, and proppant—into a well casing or tubing to cause the underground mineral formation to fracture or crack. Fractures release trapped hydrocarbon particles and provide a conductive channel for the oil or natural gas to flow freely to the wellbore for collection. The propping agent or proppant becomes lodged in the cracks created by the stimulation process, “propping” them open to facilitate the flow of hydrocarbons from the reservoir to the well.

The Company’s fleets consist mostly of all-electric, mobile pressure pumping equipment and other auxiliary heavy equipment to perform stimulation services. The Company's Clean Fleet® electric fleets replace the traditional engines, transmissions, and radiators used in conventional diesel fleets with electric motors powered by electricity. The Company utilizes high-pressure hydraulic fracturing pumps mounted on trailers and refers to the group of pump trailers and other equipment necessary to perform a typical job as a “fleet” and the personnel assigned to each fleet as a “crew”. In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and since then it has sold most of its legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. We expect to continue phasing out our remaining conventional fleet operations as we take delivery of our newbuild Nyx Clean Fleets®.

Proposed Merger with ProFrac

On June 21, 2022, USWS, ProFrac Holding Corp. (“ProFrac”), and Thunderclap Merger Sub I, Inc., an indirect subsidiary of ProFrac (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), providing that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time (the “Effective Time”) of the Merger (defined below):

•
Merger Sub will be merged with and into USWS, with USWS surviving as an indirect subsidiary of ProFrac, subject to the terms and conditions set forth in the Merger Agreement (the “Merger”).
•
Each share of USWS Class A common stock issued and outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive 0.3366 shares of ProFrac Class A common stock (the “Merger Consideration”).
•
USWS will take all requisite action so that, effective as of immediately prior to the Effective Time:
o
(i) each holder of USWS’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share, (the “Series A preferred stock”) issued and outstanding at such time may convert such stock into shares of USWS Class A common stock at the Merger Conversion Ratio (as defined in the Merger Agreement), and (ii) any shares of Series A preferred stock issued and outstanding immediately prior to the Effective Time not so converted at the Merger Conversion Ratio will automatically convert into shares of USWS Class A common stock at the then-effective conversion rate as calculated pursuant to USWS’s Certificate of Designations (as defined in the Merger Agreement); and
o
each Convertible Senior Note issued and outstanding at such time will automatically convert into a number of shares of USWS Class A common stock equal to the quotient obtained by dividing (i) the amount of outstanding aggregate principal amount, plus accrued and unpaid interest, owing under such Convertible Senior Note through the date immediately prior to the Effective Time, by (ii) $7.32.
•
At the Effective Time, each Term C Loan Warrant issued and outstanding immediately prior to the Effective Time will be automatically canceled and will cease to exist and no consideration will be delivered in exchange therefor.
•
At the Effective Time, each Public Warrant, Private Placement Warrant, Series A Warrant, RDO Warrant and Placement Agent Warrant issued and outstanding immediately prior to the Effective Time (collectively, the “Rollover Warrants”), in accordance with the terms of such Rollover Warrants, will be amended to provide the right to receive a warrant to purchase a number of shares of ProFrac Class A common stock equal to (i) the number of shares of USWS Class A common stock underlying such Rollover Warrant multiplied by (ii) the Exchange Ratio. The exercise price of such Rollover Warrants will be the exercise price of such Rollover Warrant divided by the Exchange Ratio.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

•
At the Effective Time, each share of USWS Class A common stock subject to vesting, repurchase, or other lapse of restrictions that is outstanding and unvested under the Amended and Restated U.S. Well Services, Inc. 2018 Stock Incentive Plan (the “LTIP”) immediately prior to the Effective Time will, by virtue of the Merger and without any action on the part of the holder thereof, be canceled in exchange for the right to receive the Merger Consideration and, in lieu of any fractional shares, cash.
•
Immediately prior to the Effective Time, each then-outstanding deferred stock unit (“DSU”) or restricted stock unit (“RSU”), in each case representing a right to receive one share of USWS Class A common stock granted under the LTIP, will, by virtue of the Merger and without any action on the part of the holder thereof, be canceled and converted into the right to receive the Merger Consideration and, in lieu of any fractional shares, cash (treating such DSU or RSU in the same manner as if it were an outstanding share of USWS Class A common stock for such purposes).
•
Immediately prior to the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, (i) each then outstanding Pool A Performance Award (“Pool A Award”) shall be canceled and converted into the right to receive (A) for recipients of Pool A Awards who consent to the terms of that certain Amendment to Performance Awards included as an exhibit to the Merger Agreement (the “Award Amendment”), the Merger Consideration in an amount equal to the accumulated award value as of July 19, 2022 divided by $7.32, and (B) with respect to each Pool A Award not amended by an Award Amendment, the Merger Consideration in an amount equal to the accumulated award value as of the Effective Time divided by $7.32; and (ii) each then-outstanding Pool B Performance Award (“Pool B Award”) shall be canceled and converted into the right to receive (A) with respect to each Pool B Award amended by an Award Amendment, the Merger Consideration in an amount equal to the accumulated award value as of July 19, 2022 divided by $6.468, and (B) with respect to each Pool B Award not amended by an Award Amendment, the Merger Consideration in an amount equal to the accumulated award value as of the Effective Time divided by $6.468.

The consummation of the Merger is subject to customary conditions, including, among others, (a) receipt of USWS stockholder approval, (b) the absence of any applicable law or order prohibiting the consummation of the Merger or the Parent Stock Issuance (as defined in the Merger Agreement), (c) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (d) the effectiveness of the Registration Statement (as defined in the Merger Agreement), (e) approval of the Parent Stock Issuance for listing on Nasdaq, (f) subject to certain exceptions, the accuracy of the representations and warranties of each party to the Merger Agreement, (g) the performance in all material respects of each party of its obligations under the Merger Agreement and (h) the absence of a Company Material Adverse Effect and Parent Material Adverse Effect (as such terms are defined in the Merger Agreement).

Dan Wilks and Farris Wilks, together with certain of their affiliates, (collectively, the “Wilks Parties”) collectively hold a controlling interest in ProFrac. Certain Wilks Parties also own certain securities of USWS, including outstanding Convertible Senior Notes and Term C Loan Warrants.

Concurrently with the execution and delivery of the Merger Agreement, certain stockholders of USWS (each, a “Supporting Stockholder” and, collectively, the “Supporting Stockholders”) entered into a Voting Agreement with ProFrac (the “Voting Agreements”). Pursuant to the Voting Agreements, each Supporting Stockholder agreed to, among other things, (i) support and vote in favor of the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement, (ii) take (and refrain from taking) certain other actions in connection with the transactions contemplated by the Merger Agreement and (iii) to the extent applicable, deliver a Conversion Notice (as defined in the Merger Agreement) to convert each Supporting Stockholder’s shares of USWS’s Series A preferred stock at the Merger Conversion Ratio as described above.

The Supporting Stockholders together beneficially own, in the aggregate, approximately 44% of the currently outstanding shares of USWS’s Class A common stock, which includes 9,568 shares of USWS’s Class A common stock, or approximately 0.07%, held by THRC Holdings, LP (“THRC”), one of the Wilks Parties.

USWS has agreed to operate its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, subject to specific exemptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on operations, as set forth in the Merger Agreement.

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of USWS and the Board of Directors of ProFrac on June 21, 2022, each acting on the unanimous recommendation of their respective special committees formed for the purpose of negotiating and evaluating the fairness of the transactions contemplated by the Merger Agreement.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to this Current Report on Form 10-Q and incorporated herein by reference.

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

The accompanying unaudited condensed consolidated financial statements and accompanying notes present the consolidated financial position, results of operations, cash flows, and stockholders’ deficit of the Company as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. The interim data includes all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations expected for the entire fiscal year ended December 31, 2022.

Our operations are organized into a single business segment, which consists of pressure pumping services, and we have one reportable geographical business segment, the United States.

Reverse Stock Splits

On September 30, 2021, the Company effected a 1-for-3.5 reverse split of its Class A common stock. All owners of record as of September 30, 2021 received one issued and outstanding share of the Company’s Class A common stock in exchange for three and one half outstanding shares of the Company’s Class A common stock.

On August 4, 2022, the Company effected a 1-for-6 reverse split of its Class A common stock. All owners of record as of August 4, 2022 received one issued and outstanding share of the Company’s Class A common stock in exchange for six outstanding shares of the Company’s Class A common stock.

No fractional shares of Class A common stock were issued as a result of these reverse stock splits. Any fractional shares in connection with these reverse stock splits were rounded up to the nearest whole share and no stockholders received cash in lieu of fractional shares. The reverse stock splits had no impact on the number of shares of Class A common stock that the Company is authorized to issue pursuant to its certificate of incorporation or on the par value per share of the Class A common stock. Proportional adjustments were made to the number of shares of Class A common stock issuable upon exercise or conversion of the Company's equity awards, convertible preferred stock and warrants, as well as the applicable exercise price. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of these reverse stock splits.

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded in restricted cash on our condensed consolidated balance sheets. As of June 30, 2022, restricted cash primarily consisted of $0.7 million transferred into a trust account to support our workers’ compensation obligations. As of December 31, 2021, restricted cash consisted of $0.7 million transferred into a trust account to support our workers’ compensation obligations and $2.0 million for the prepayment of the Senior Secured Term Loan.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$17,268	$57,544
Restricted cash	736	519
Cash and cash equivalents and restricted cash	$18,004	$58,063

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

During the first quarter of 2021, the Company wrote-off accounts receivables of $12.0 million, which was previously reserved in full as of December 31, 2020. As of June 30, 2022, the Company did not record an allowance for doubtful accounts.

Inventory

Inventory consists of proppant, chemicals, and other consumable materials and supplies used in our pressure pumping operations. Inventories are stated at the lower of cost or net realizable value. Cost is determined principally on a first-in-first-out cost basis. All inventories are purchased for use by the Company in the delivery of its services with no inventory being sold separately to outside parties. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on our forecast of the inventory item demand in the near future. As of June 30, 2022 and December 31, 2021, the Company had established inventory reserves of $1.7 million and $1.3 million, respectively, for obsolete and slow-moving inventory.

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

The following is a summary of the carrying amounts and estimated fair values of our financial instruments:

Senior Secured Term Loan. The fair value of the Senior Secured Term Loan is $91.2 million and $106.6 million as of June 30, 2022 and December 31, 2021, respectively, based on the market price quoted from external sources. If the Senior Secured Term Loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

Term C Loan. The fair value of the Term C Loan is $37.9 million as of June 30, 2022 based on the market price quoted from external sources. If the Term C Loan was measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

Equipment financing. The carrying value of the equipment financing notes approximates fair value as its terms are consistent with and comparable to current market rates as of June 30, 2022 and December 31, 2021, respectively.

Warrants. Certain of the Company’s outstanding warrants are accounted for as liabilities and measured at fair value. See “Note 9 – Warrants” for fair value measurements associated with the Company’s warrants.

Convertible Senior Notes. The fair value of the Convertible Senior Notes is $113.1 million and $73.5 million as of June 30, 2022 and December 31, 2021, respectively, based on an option pricing framework using a lattice model. If the Convertible Senior Notes were measured at fair value in the financial statements, they would be classified as Level 2 in the fair value hierarchy.

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

The following table shows the percentage of revenues from our significant customers:

	Three Months Ended June 30,
	2022	2021
Customer A	19.1%	*
Customer B	*	12.9%
Customer C	14.2%	10.6%
Customer D	17.1%	*
Customer E	*	19.6%
Customer F	32.3%	17.8%
Customer H	*	12.1%
Customer I	*	11.4%
Customer K	17.1%	*

	Six Months Ended June 30,
	2022	2021
Customer A	17.5%	*
Customer B	*	12.9%
Customer C	17.1%	11.6%
Customer D	12.9%	*
Customer E	*	18.1%
Customer F	35.7%	19.0%
Customer H	*	15.2%
Customer K	16.7%	*

An asterisk indicates that revenue is less than ten percent.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table shows the percentage of trade receivables from our significant customers:

	June 30, 2022	December 31, 2021
Customer A	22.1%	*
Customer C	21.6%	20.4%
Customer D	13.7%	*
Customer F	24.4%	24.3%
Customer J	*	29.7%
Customer K	16.5%	25.0%

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

The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2022, was 0.00%. The Company’s effective tax rate on continuing operations for the three and six months ended June 30, 2021 was (0.15)% and (0.07)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance on the Company's federal and state net deferred tax assets and excess tax benefits related to net operating losses. Due to tax losses and offsetting valuation allowance, the Company did not record a provision for U.S. income taxes in any period.

The Company is subject to taxation in the U.S. The tax years subsequent to 2017 remain open and subject to examination by federal and state taxing authorities in which the Company is subject to tax. The Company is not under examination in any other jurisdictions.

As of June 30, 2022, the Company has provided a valuation allowance against all federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination. After consideration of all the information available, management determined that a valuation allowance was appropriate, as it is more likely than not that the Company will not utilize its net deferred tax assets.

NOTE 3 – ACCOUNTING STANDARDS

Except as discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in the Annual Report, that are of significance, or potential significance to the Company.

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

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

On January 1, 2022, upon adoption of the new leasing standard, the Company recognized operating right-of-use assets of $1.6 million and operating lease liabilities of $1.6 million. On January 1, 2022, the Company recognized finance lease right-of-use assets of $3.6 million, reclassified from property and equipment, net and finance lease liabilities of $3.8 million, including $3.2 million reclassified from current and long-term capital lease obligations. The impact of adoption of the new leasing standard had no material impact to the condensed consolidated statements of operations.

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

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$4,646	$5,207
Recoverable costs from insurance	-	11,109
Income tax receivable	-	757
Other current assets	1,727	1,675
Total prepaid expenses and other current assets	$6,373	$18,748

During the six months ended June 30, 2022 and 2021, the Company prepaid $5.1 million and $11.7 million, respectively, in insurance premiums related to renewals of various insurance policies.

The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts. During the six months ended June 30, 2022, the Company received $12.0 million from insurance reimbursements, of which $11.1 million was accrued for as of December 31, 2021. During the six months ended June 30, 2021, the Company received $6.4 million from insurance reimbursements.

During 2020, the Company filed an application to carry back its 2018 NOLs, claiming a refund of approximately $0.8 million, which was received during the three months ended June 30, 2022.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Estimated Useful Life (in years)	June 30, 2022	December 31, 2021
Pressure pumping equipment (1)	1.5 to 25	$227,521	$186,826
Light duty vehicles (2)	5	1,667	5,524
Furniture and fixtures	5	67	67
IT equipment	3	1,033	1,033
Auxiliary equipment	2	14,160	12,218
Leasehold improvements	Term of lease	276	276
		244,724	205,944
Less: accumulated depreciation and amortization		(49,781)	(43,280)
Property and equipment, net		$194,943	$162,664

(1)
As of December 31, 2021, the Company had capitalized $0.6 million of pressure pumping equipment, related to capital leases and the accumulated depreciation was $0.3 million.
(2)
As of December 31, 2021, the Company had capitalized $3.9 million of light duty vehicles, related to capital leases and the accumulated depreciation was $0.5 million.

Depreciation and amortization expense related to property and equipment was $5.3 million and $9.6 million during the three months ended June 30, 2022 and 2021, respectively, and $10.5 million and $20.5 million during the six months ended June 30, 2022 and 2021, respectively.

Assets Sales

In May 2021, the Company announced its commitment to becoming an all-electric pressure pumping services provider and since then has sold most of its legacy, diesel-powered pressure pumping equipment. As of June 30, 2022, the Company did not have any assets classified as held for sale. As of December 31, 2021, the Company had classified $2.0 million in net book value of diesel pressure pumping equipment as assets held for sale on the condensed consolidated balance sheet.

During the six months ended June 30, 2022, the Company received $5.3 million in proceeds from the sale of property and equipment, of which $2.1 million was for assets classified as held for sale. The Company used the proceeds received from the asset sales to pay down the principal balance of its Senior Secured Term Loan.

The Company recognized a gain of $0.1 million and a loss of $3.0 million from disposal of assets during the three and six months ended June 30, 2022, respectively, and a gain of $0.5 million and a loss of $1.9 million during the three and six months ended June 30, 2021, respectively.

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

The Company has operating and financing leases for office facilities, light duty vehicles, tractors and pressure pumping equipment, including power generation equipment. The Company does not have any material lessor arrangements.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The weighted average remaining lease term and discount rates used in the measurement of the Company’s right-of-use assets and lease liabilities are as follows:

June 30, 2022
Weighted average remaining lease term:
Operating leases	1.9 years
Finance leases	3.0 years
Weighted average discount rate:
Operating leases	9.6%
Finance leases	7.4%

The components of lease expense consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease expense	$1,725	$2,041
Short-term lease expense	9,981	19,249
Finance lease expense:
Amortization of right-of-use assets	312	620
Interest on lease liabilities	63	141
Total	$12,081	$22,051

In accordance with prior guidance rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, of which $0.2 million and $0.5 million, respectively, was recorded as cost of services and $0.1 million and $0.1 million, respectively, was recorded as selling, general and administrative expenses in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases is as follows:

Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Payments on operating lease included in operating cash flows	$1,896
Interest payments on finance leases included in operating cash flows	$133
Principal payments on finance leases included in financing cash flows	$560
Right-of-use assets upon adoption of ASC 842 and obtained in exchange for new lease liabilities
Operating leases	$19,935
Finance leases	$3,893

As of June 30, 2022, the future maturities of lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$5,718	$782
2023	10,346	1,080
2024	3,968	1,080
2025	67	621
2026	-	40
Thereafter	-	16
Total lease payments	20,099	3,619
Less: imputed interest	(1,746)	(275)
Total lease liabilities	$18,353	$3,344

In addition, the Company entered into agreements for additional power generation services and equipment. Such long-term operating leases commenced upon the delivery of the equipment, which occurred during the early part of the third quarter of 2022.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

As of December 31, 2021, in accordance with prior guidance the minimum future payments on non-cancellable operating leases and capital leases are as follows:

Fiscal Year	Operating Leases	Capital Leases
2022	$1,107	$1,241
2023	308	896
2024	258	891
2025	67	447
Total	$1,740	$3,475

The total capital lease payments include imputed interest.

In October 2021, the Company completed a sale-leaseback transaction for a short-term operating lease. The Company deferred a $7.4 million gain from disposal of assets to accrued expenses and other current liabilities to amortize over the minimum term of the lease. As of June 30, 2022 and December 31, 2021, the remaining deferred gain on the sale-leaseback transaction was $1.9 million and $5.6 million, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and benefits	$6,428	$5,188
Accrued taxes	4,292	5,041
Accrued interest	173	287
Deferred gain on sale-leaseback	1,852	5,557
Other current liabilities	1,556	769
Accrued expenses and other current liabilities	$14,301	$16,842

NOTE 8 – NOTES PAYABLE

The Company enters into various premium finance agreements with a credit finance institution to pay the premiums on insurance policies for its directors’ and officers’ liability, general liability, workers’ compensation, umbrella, auto and pollution coverage needs. During the six months ended June 30, 2022 and 2021, the aggregate amount of the premiums financed was $3.8 million and $9.1 million, respectively, payable in equal monthly installments at a weighted average interest rate of 4.0% and 5.4%, respectively. These premium finance agreements are due within one year and are recorded as notes payable under current liabilities in the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company had a remaining balance of $2.8 million and $2.3 million, respectively, related to notes payable.

NOTE 9 – WARRANTS

Warrants issued and outstanding consisted of the following:

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Public Warrants	Liability	9,994,635	9,994,635
Private Placement Warrants	Liability	9,172,782	9,172,782
Series A Warrants	Liability	6,666,662	6,222,218
Term C Loan Warrants	Equity	14,999,999	-
RDO Investor Warrants	Equity	14,180,375	-
Placement Agent Warrants	Equity	992,626	-

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Public Warrants and Private Placement Warrants

The Company issued public and private warrants in connection with its initial public offering in November 2018 (the “Public Warrants” and “Private Placement Warrants”). As of June 30, 2022, the outstanding Public Warrants and Private Placement Warrants were exercisable for an aggregate of 456,368 shares of Class A common stock. Each Public Warrant and Private Placement Warrant entitles its holder to purchase one forty-second of a share of our Class A common stock at an exercise price of $5.75 per warrant ($241.50 per full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The Public Warrants and Private Placement Warrants expire on November 9, 2023 or earlier upon redemption or liquidation. The Public Warrants and Private Placement Warrants are recognized as warrant liabilities in the condensed consolidated balance sheet.

Series A Warrants

The Company issued warrants to certain institutional investors in connection with the Company’s private placement of Series A preferred stock on May 24, 2019 (the “Series A Warrants”). The Company issued additional warrants to the purchasers in quarterly installments beginning nine months after May 24, 2019 and ending on March 31, 2022.

During the six months ended June 30, 2022 and 2021, the Company issued 444,444 and 888,888 additional Series A Warrants to the purchasers of Series A preferred stock, respectively, in accordance with the Series A preferred stock purchase agreement.

As of June 30, 2022, the outstanding Series A Warrants were exercisable for 317,461 shares of Class A common stock. The Series A Warrants entitle their holders to purchase one twenty-first of a share of Class A common stock at an exercise price of $7.66 per warrant ($160.86 per full share equivalent), to be exercised only for a whole number of shares of Class A common stock. The Series A Warrants expire on November 25, 2025. The Series A Warrants are recognized as warrant liabilities in the condensed consolidated balance sheet.

Term C Loan Warrants

On February 28, 2022, in connection with the entry into the Term C Loan, the Company issued 13,953,488 warrants to certain of the Term C Loan Lenders (the “February 2022 Warrants”) exercisable to purchase 2,325,582 shares of Class A common stock at an exercise price of $6.60 per share, subject to adjustment, and expiring on February 28, 2028.

On March 1, 2022, in connection with the entry into the Term C Loan, the Company issued 1,046,511 warrants to certain of the Term C Loan Lenders (the “March 2022 Warrants” and, together with the February 2022 Warrants, the “Term C Loan Warrants”) exercisable to purchase 174,419 shares of Class A common stock at an exercise price of $7.74, subject to adjustment, and expiring on March 1, 2028.

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

RDO Investor Warrants and Placement Agent Warrants

On March 11, 2022, the Company completed a registered direct offering for 2,363,396 shares of Class A common stock and in a concurrent private placement, the Company also issued 14,180,375 warrants to the purchasers of the shares of Class A common stock in the registered direct offering (the “RDO Investor Warrants”).

The RDO Investor Warrants are exercisable to purchase 2,363,396 shares of Class A common stock at an exercise price of $10.578 per share. The RDO Investor Warrants are exercisable immediately, subject to certain ownership limitations and will expire three and one-half years following the date of issuance.

The Company also issued 992,626 warrants to the placement agent as partial compensation for its services in connection with the registered direct offering (the “Placement Agent Warrants”) on March 11, 2022. The Placement Agent Warrants are exercisable to purchase 165,438 shares of Class A common stock at an exercise price of $13.2228 per share. The Placement Agent Warrants are exercisable immediately, subject to certain ownership limitations and will expire three and one-half years following the date of issuance.

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

The following tables present the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
As of June 30, 2022
Public Warrants	$546	$-	$-	$546
Private Placement Warrants	-	578	-	578
Series A Warrants	-	1,609	-	1,609
	$546	$2,187	$-	$2,733
As of December 31, 2021
Public Warrants	$752	$-	$-	$752
Private Placement Warrants	-	871	-	871
Series A Warrants	-	1,934	-	1,934
	$752	$2,805	$-	$3,557

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

The following assumptions were used to calculate the fair value for the Private Placement Warrants and Series A Warrants:

	Private Placement Warrants	Series A Warrants
As of June 30, 2022
Expected remaining life	1.4 years	3.4 years
Volatility rate	255.8%	255.8%
Risk-free interest rate	2.8%	3.0%
Expected dividend rate	0%	0%

As of December 31, 2021
Expected remaining life	1.9 years	3.9 years
Volatility rate	227.5%	227.5%
Risk-free interest rate	0.7%	1.1%
Expected dividend rate	0%	0%

NOTE 10 – CONVERTIBLE SENIOR NOTES

On June 24, 2021, the Company entered into a Note Purchase Agreement (as amended, the “Note Purchase Agreement”) to issue 16.0% Convertible Senior Secured (Third Lien) PIK Notes (the “Convertible Senior Notes”), in a private placement to institutional investors (the “Private Placement”). Two of the institutional investors were Crestview III USWS TE, LLC and Crestview III USWS, L.P. (collectively, “Crestview Partners”), which are related parties. One of the institutional investors was THRC, an affiliate of the Wilks Parties.

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

The carrying value of the Convertible Senior Notes is as follows:

	June 30, 2022	December 31, 2021
Principal	$114,000	$114,000
PIK interest	19,835	9,686
Unamortized debt premium	1,764	1,841
Unamortized debt discount and issuance costs	(19,416)	(19,758)
Net convertible senior notes	$116,183	$105,769

As of June 30, 2022, the Convertible Senior Notes are convertible into 5,059,728 shares of the Company’s Class A common stock at the option of the holders.

Equity Linked Notes. In June 2021 and July 2021, in connection with the Private Placement, the Company issued and sold $75.0 million in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock for cash (the “Cash Notes”). The conversion prices of the Cash Notes range from $20.58 to $26.25, subject to adjustment.

In June 2021, in connection with the Private Placement, the Company issued and sold $39.0 million in principal amount of Convertible Senior Notes that are convertible at any time at the holder’s option, into shares of the Company’s Class A common stock in exchange for 30,390 shares of the Company’s Series A preferred stock (the “Exchange Notes”). The Exchange Notes are convertible at a conversion price of $42.00 subject to adjustment.

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

NOTE 11 – DEBT

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Senior Secured Term Loan	$102,785	$120,745
Term C Loan	22,525	-
ABL Credit Facility	7,019	14,170
USDA Loan	25,000	25,000
Equipment financing	6,765	8,540
Capital leases	-	3,204
Total debt principal balance	164,094	171,659
Senior Secured Term Loan future interest payable	24,899	24,384
Unamortized debt discount and issuance costs	(15,055)	(11,792)
Current maturities	(12,187)	(9,504)
Net long-term debt	$161,751	$174,747

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

On February 28, 2022, the Company, USWS LLC and all the other subsidiaries of the Company entered into the sixth term loan amendment to the Senior Secured Term Loan Agreement with CLMG Corp., as administrative agent and term loan collateral agent, and the lenders party thereto, to make certain modifications to the Senior Secured Term Loan Agreement, including, but not limited to, the interest rates, principal payments, certain covenants relating to collateral, approved growth capital expenditures, mandatory prepayments and an additional tranche of last-out term loans (described below).

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

During the six months ended June 30, 2022, the Company made principal payments of $19.0 million, which included prepayments of $16.5 million driven primarily by asset sales. The early repayment of debt resulted in a write-off of $1.6 million of unamortized debt discount and issuance costs and prepayment fees of $0.1 million, all of which were presented as loss on extinguishment of debt in the condensed consolidated statements of operations.

As of June 30, 2022, the outstanding principal balance of the Senior Secured Term Loan was $102.8 million, of which $8.8 million was due within one year from the balance sheet date.

Term C Loan

The sixth term loan amendment to the Senior Secured Term Loan Agreement also provided for an additional tranche of last-out term loans (the “Term C Loan”) of up to $35.0 million principal amount, with a maturity date of December 5, 2025. As of June 30, 2022, the Company borrowed $21.5 million in Term C Loans.

The Term C Loan was funded by a syndicate of institutions and individuals (collectively, the “Term C Loan Lenders”), including related parties, Crestview Partners and its affiliates and David Matlin. Additionally, THRC, an affiliate of the Wilks Parties, is a Term C Loan Lender. The Term C Loan was extended on a last-out basis in the payment waterfall relative to the existing Senior Secured Term Loan, and was otherwise made on the general terms and conditions consistent with the Senior Secured Term Loan.

The Term C Loan bears interest at a benchmark rate, subject to a 2.0% floor, plus 12.0% per annum, accrued on a daily basis, to be paid-in-kind by increasing the principal amount of the outstanding Term C Loan on each interest payment date. The default rate for the Term C Loan is 2.0% over and above the non-default rate, subject to the same terms and conditions for the Senior Secured Term Loan.

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

The fair value of the Term C Loan at issuance was $22.6 million, calculated using a discounted cash flow model. The difference between the Term C Loan principal balance at issuance and the value allocated to it was $6.8 million, which was accounted for as a debt discount. Additionally, the Company incurred $0.7 million of transaction costs related to the Term C Loan, which were recorded as debt issuance costs. The debt discount and issuance costs are presented as a direct deduction from the carrying amount of the Term C Loan and are being amortized under the effective interest method over the term of the Term C Loan.

The fair value of the Term C Loan Warrants at issuance was $10.5 million, calculated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value for the Term C Loan Warrants, at issuance:

	February 2022 Warrants	March 2022 Warrants
Exercise price	$6.60	$7.74
Contractual term	6.0 years	6.0 years
Volatility rate	55.0%	55.0%
Risk-free interest rate	1.8%	1.6%
Expected dividend rate	0%	0%

See “Note 9 - Warrants” for additional disclosure regarding the Term C Loan Warrants.

As of June 30, 2022, the outstanding principal balance of the Term C Loan was $22.5 million, including $1.0 million of PIK interest, classified as long-term debt on the condensed consolidated balance sheet.

ABL Credit Facility

On May 7, 2019, the Company, USWS LLC, and all the other subsidiaries of the Company entered into an ABL Credit Agreement (as amended, the “ABL Credit Facility”) with the lenders party thereto and Bank of America, N.A., as the administrative agent, swing line lender and letter of credit issuer. As of June 30, 2022, the aggregate revolving commitment under the ABL Credit Facility is $50.0 million and the facility matures on April 1, 2025.

The ABL Credit Facility is subject to a borrowing base which is calculated based on a formula referencing the Company’s eligible accounts receivables. On June 30, 2022, the borrowing base was $24.9 million and the outstanding revolver loan balance was $7.0 million, classified as long-term debt on the condensed consolidated balance sheet.

Payments of Debt Obligations due by Period

As of June 30, 2022, the schedule of the repayment requirements of long-term debt is as follows:

Principal Amount
Fiscal Year	of Long-term Debt
Remainder of 2022	$4,194
2023	20,031
2024	24,533
2025	96,758
2026	3,367
Thereafter	15,211
Total	$164,094

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

Additionally, during the first quarter of 2022, the Company placed orders for other equipment which will be delivered throughout 2022, related to the buildout of its new Nyx Clean Fleets®. Under the terms of the purchase orders, the Company is subject to a penalty fee for any equipment cancelled prior to delivery. As of June 30, 2022, total cost of equipment not yet received by the Company under the purchase orders was $11.8 million. While the Company intends to take receipt of the remaining deliveries its minimum contractual commitment included in the table below was $1.8 million, which represents the penalty fee in the event the Company cancels the equipment deliveries after June 30, 2022.

As of June 30, 2022, future minimum purchase commitments for equipment are as follows:

Fiscal Year
Remainder of 2022	$16,266
2023	16,400
Total	$32,666

Self-insurance

The Company established a self-insured plan for employees’ healthcare benefits except for losses in excess of varying threshold amounts. The Company charges to expense all actual claims made during each reporting period, as well as an estimate of claims incurred, but not yet reported. Estimated claims incurred, but not reported as of June 30, 2022 and December 31, 2021 was $0.2 million and $0.3 million, respectively, and was reported as accrued expenses in the condensed consolidated balance sheets. The Company believes that the liabilities recorded are appropriate based on the known facts and circumstances and does not expect further losses materially in excess of the amounts already accrued for existing claims.

NOTE 13 – MEZZANINE EQUITY

Series A Redeemable Convertible Preferred Stock

The following table summarizes the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Series A preferred stock”) activities for the six months ended June 30, 2022:

	Shares	Amount
Balance at December 31, 2021	19,610	$23,866
Accrued Series A preferred stock dividends	-	2,226
Balance at June 30, 2022	19,610	$26,092

In June 2021, the Company exchanged 30,390 shares of Series A preferred stock for the Exchange Notes (discussed in “Note 10 - Convertible Senior Notes”). Accordingly, the Company recorded a reduction of $33.7 million in the carrying value of the Series A preferred stock during the three months ended June 30, 2021. Concurrent with the issuance of the Exchange Notes, the Company also received from such holders of the Series A preferred stock total cash proceeds of $39.0 million in consideration for additional Cash Notes. In connection with the extinguishment of the Series A preferred stock, the Company initially recorded the Convertible Senior Notes issued to such holders at a total fair value of $63.8 million. The difference of $8.9 million between the fair value of the Convertible Senior Notes issued and the carrying amount of $72.7 million of consideration received was recorded in additional paid in capital as a return from the Series A preferred holders for the three months ended June 30, 2021.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

As of June 30, 2022, the Series A preferred stock outstanding were convertible into 210,605 shares of Class A common stock, and dividends accrued and outstanding with respect to the Series A preferred stock were $9.9 million and reflected in the carrying value of Series A preferred stock.

Series B Redeemable Convertible Preferred Stock

On April 1, 2020, the Company issued Series B Redeemable Convertible Preferred Stock, par value of $0.0001 per share (“Series B preferred stock”) to certain institutional investors.

During the three and six months ended June 30, 2021, 250 shares and 1,012 shares of Series B preferred stock and related accrued dividends, respectively, were converted into 44,167 shares and 174,919 shares of Class A common stock, respectively, pursuant to the certificate of designations authorizing and establishing the rights, preferences, and privileges of the Series B preferred stock. Accordingly, the Company recorded a reduction of $0.3 million and $1.1 million in the carrying value of the Series B preferred stock during the three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2021, there were no shares of Series B preferred stock outstanding.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. See “Note 13 – Mezzanine Equity” for disclosure regarding preferred stock issued and outstanding.

Class A Common Stock

The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 12,827,306 and 8,858,161 shares of Class A common stock issued and outstanding, respectively. As of June 30, 2022, 47,620 outstanding shares of Class A common stock were subject to cancellation on November 9, 2024, unless the closing price per share of the Class A common stock has equaled or exceeded $252.00 for any 20 trading days within any 30-trading day period, and 29,033 outstanding shares of Class A common stock were subject to the same cancellation provision, but at a closing price per share of $283.50.

ATM Agreements. On June 26, 2020, the Company entered into an Equity Distribution Agreement (the “2020 ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock. In accordance with the terms of the 2020 ATM Agreement, the Company offered and sold shares of its Class A common stock over a period of time pursuant to an “at-the-market” offering program. The 2020 ATM Agreement expired on April 26, 2022.

On April 26, 2022, the Company entered into a new Equity Distribution Agreement (the “2022 ATM Agreement”) with Piper Sandler & Co. relating to the Company’s shares of Class A common stock to replace the 2020 ATM Agreement. In accordance with the terms of the 2022 ATM Agreement, the Company may offer and sell shares of our Class A common stock over a period of time pursuant to an “at-the-market” offering program. Under the 2022 ATM Agreement, the Company will pay Piper Sandler an aggregate commission of up to 3% of the gross sales price per share of Class A common stock sold under the 2022 ATM Agreement in an amount of up to $50.0 million. No shares may be sold under the 2022 ATM Agreement until the registration statement filed on April 26, 2022 has been declared effective by the SEC.

The following table presents information with respect to shares of Class A common stock sold under the 2020 ATM Agreement during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Shares of Class A common stock sold	-	113,412	1,627,991	714,586
Total net proceeds	$-	$2,893	$21,282	$13,562
Commission paid	$-	$89	$658	$419

Registered Direct Offering. On March 11, 2022, the Company completed a registered direct offering of 2,363,396 shares of Class A common stock and issuance of 14,180,375 RDO Investor Warrants for gross proceeds of $25.0 million, before deducting placement agent fees and other offering expenses. The Company issued 992,626 Placement Agent Warrants as partial compensation for the placement agent’s services in connection with the registered direct offering on March 11, 2022. The Company used the net proceeds for working capital purposes, including the funding of certain capital expenditures.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The proceeds received were allocated as $17.1 million and $7.9 million to the Class A common stock and RDO Investor Warrants, respectively, based on the relative fair value at issuance. The fair value of the Class A common stock issued in the registered direct offering was $16.3 million, calculated based on the closing price of the Class A common stock on the date of issuance. The fair value of the RDO Investor Warrants and Placement Agent Warrants at issuance was $7.5 million and $0.5 million respectively, calculated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value for the RDO Investor Warrants and Placement Agent Warrants at issuance:

	RDO Investor Warrants	Placement Agent Warrants
Exercise price	$10.578	$13.2228
Contractual term	3.5 years	3.5 years
Volatility rate	80.0%	80.0%
Risk-free interest rate	1.9%	1.9%
Expected dividend rate	0%	0%

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

During the six months ended June 30, 2021, 2,302,936 shares of Class B common stock were converted into 109,664 shares of Class A common stock, which has been adjusted to reflect the reverse stock split. As of June 30, 2022 and December 31, 2021, there were no shares of Class B common stock issued and outstanding.

Warrants

As of June 30, 2022, the Company has issued and outstanding Term C Loan Warrants, RDO Investor Warrants and Placement Agent Warrants, which are recognized as equity. See “Note 9 - Warrants” for disclosure regarding the Term C Loan Warrants, RDO Investor Warrants and Placement Agent Warrants.

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

Basic and diluted net income (loss) per share excludes the income (loss) attributable to and shares associated with the 76,653 shares of Class A common stock that are subject to cancellation on November 9, 2024 if certain market conditions have not been met. The Company has included in the calculation accrued dividends on Series A and Series B preferred stock and related deemed and imputed dividends.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the periods indicated based on the weighted average number of shares of Class A common stock outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic net income (loss) per share
Numerator:
Net loss attributable to U.S. Well Services, Inc.	$(9,335)	$(17,716)	$(35,080)	$(38,282)
Net loss attributable to cancellable Class A common stock	56	316	235	721
Basic net loss attributable to U.S. Well Services, Inc. shareholders	(9,279)	(17,400)	(34,845)	(37,561)
Dividends accrued on Series A preferred stock	(1,135)	(1,998)	(2,226)	(3,811)
Dividends accrued on Series B preferred stock	-	(811)	-	(1,522)
Deemed and imputed dividends on Series A preferred stock	-	(286)	-	(750)
Deemed and imputed dividends on Series B preferred stock	-	(1,501)	-	(5,669)
Exchange of Series A preferred stock for Convertible Senior Notes	-	8,936	-	8,936
Basic net loss attributable to U.S. Well Services, Inc. Class A common shareholders	$(10,414)	$(13,060)	$(37,071)	$(40,377)

Denominator:
Weighted average shares outstanding	12,796,193	4,295,379	11,423,931	4,067,616
Cancellable Class A common stock	(76,653)	(76,653)	(76,653)	(76,653)
Basic and diluted weighted average shares outstanding	12,719,540	4,218,726	11,347,278	3,990,963

Basic and diluted net loss per share attributable to Class A common shareholders	$(0.82)	$(3.10)	$(3.27)	$(10.12)

A summary of securities excluded from the computation of diluted earnings per share is presented below for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Dilutive earnings per share:
Anti-dilutive restricted stock	31,113	51,393	31,113	51,393
Anti-dilutive restricted stock units	190,419	-	190,419	-
Anti-dilutive stock options	-	41,776	-	41,776
Anti-dilutive deferred stock units	389,012	424,375	389,012	424,375
Anti-dilutive shares from Pool B Awards	598,613	482,130	598,613	482,130
Anti-dilutive warrants	5,802,664	729,384	5,802,664	729,384
Anti-dilutive Series A preferred stock convertible into Class A common stock	210,605	180,109	210,605	180,109
Anti-dilutive Series B preferred stock convertible into Class A common stock	-	3,786,314	-	3,786,314
Anti-dilutive Convertible Senior Notes convertible into Class A common stock	5,059,728	3,848,685	5,059,728	3,848,685
Potentially dilutive securities excluded as anti-dilutive	12,282,154	9,544,166	12,282,154	9,544,166

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

NOTE 16 – SHARE-BASED COMPENSATION

Share-based compensation expense consisted of the following:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Restricted stock (1)	$(2,336)		$876		$(1,600)		$1,701
Restricted stock units	211		-		211		-
Stock options	(40)		216		173		430
Deferred stock units	401		246		731		492
Pool A Awards	858		395		1,217		481
Pool B Awards	491		277		881		557
Total	$(415)	(2)	$2,010	(3)	$1,613	(4)	$3,661	(5)

(1)
During the three months ended June 30, 2022, 17,131 shares of unvested restricted stock were forfeited, resulting in the reversal of $3.1 million share-based compensation expense.
(2)
For the three months ended June 30, 2022, $552 was presented as cost of services and $(967) was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(3)
For the three months ended June 30, 2021, $276 was presented as cost of services and $1,734 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(4)
For the six months ended June 30, 2022, $849 was presented as cost of services and $764 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.
(5)
For the six months ended June 30, 2021, $474 was presented as cost of services and $3,187 was presented as selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The following table summarizes the restricted stock activity for the six months ended June 30, 2022:

	Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding at December 31, 2021	64,842	$147.34
Granted	-	-
Vested	(15,870)	187.11
Forfeited	(17,859)	183.30
Outstanding at June 30, 2022	31,113	$106.42

As of June 30, 2022, the total unrecognized compensation cost related to restricted stock was $2.1 million which is expected to be recognized over a weighted-average period of 0.72 years.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

Restricted Stock Units

On April 30, 2022, the Company granted 190,419 restricted stock units (the “RSUs”) to Joel Broussard, Chairman of the Board. The RSUs vest one-half six months from the grant date and the remaining one-half 18 months from the grant date, subject to Mr. Broussard’s continuous service through such vesting date. Each RSU represents the right to receive one share of the Company’s Class A common stock pending the Company receiving stockholder approval of certain amendments to the LTIP as may be required in order to permit the transactions contemplated by the RSU award. In the event that the Company does not receive stockholder approval, the RSUs will be settled in cash. The grant date fair value of the RSUs is determined using the closing price of the Company’s Class A common stock on the grant date and are classified as equity. As of June 30, 2022, the total unrecognized compensation cost related to the RSUs was $0.7 million which is expected to be recognized over a weighted-average period of 1.33 years.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	41,776	$187.11	4.21
Exercised	-	-	-
Forfeited	(41,776)	187.11	3.71
Outstanding at June 30, 2022	-	$-	-

In May 2022, all outstanding stock options were forfeited for no consideration.

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

The following table summarizes the DSUs activity for the six months ended June 30, 2022:

	Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at December 31, 2021	342,090	$8.96
Granted	210,154	4.93
Vested	(159,807)	8.38
Forfeited	(3,425)	6.93
Outstanding at June 30, 2022	389,012	$7.04

As of June 30, 2022, the total unrecognized compensation cost related to DSUs was $2.0 million which is expected to be recognized over a weighted average period of 1.89 years.

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

During the third quarter of 2021, the Company granted Pool A Awards that fully vested on January 1, 2022. On April 30, 2022, the Company awarded Pool A Awards to its Chief Executive Officer and its Chief Financial Officer with a grant date fair value of $1.3 million that vest in full one year from the grant date. In May 2022, the Company granted Pool A Awards with a grant date fair value of $1.7 million that will vest in full on January 1, 2023.

As of June 30, 2022, the fair value of the Pool A Awards liabilities were remeasured to $7.9 million and is presented as other long-term liabilities in the condensed consolidated balance sheet. The fair value was estimated using a risk-adjusted discount rate reflecting the weighted-average cost of capital of similarly traded public companies.

As of June 30, 2022, the total unrecognized compensation cost related to the Pool A Awards was $9.3 million, which is expected to be recognized over a weighted average period of 4.50 years.

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

The following table summarizes the Pool B Awards activity for the six months ended June 30, 2022:

Fair Value
Outstanding at December 31, 2021	$3,672
Granted	606
Vested	(1,586)
Forfeited	(27)
Outstanding at June 30, 2022	$2,665

As of June 30, 2022, the total unrecognized compensation cost related to Pool B Awards was $1.8 million, which is expected to be recognized over a weighted average period of 1.49 years.

NOTE 17 – RELATED PARTY TRANSACTIONS

Crestview III USWS TE, LLC and Crestview III USWS, L.P. and its affiliates (collectively, “Crestview Partners”) are part of an affiliate group which have an ownership interest in the Company of greater than 10% and is entitled to designate for nomination by the Company the election of two directors to serve on the Company’s Board of Directors.

David Matlin is a member of the Company’s Board of Directors.

Convertible Senior Notes

On June 24, 2021, Crestview Partners purchased $40.0 million of Convertible Senior Notes that are convertible into shares of the Company’s Class A common stock for consideration of $20.0 million in cash and in exchange for 15,588 shares of the Company’s Series A preferred stock. As of June 30, 2022 and December 31, 2021, the Convertible Senior Notes held by Crestview Partners have a carrying value of $39.6 million and $35.9 million, respectively, which is included in convertible senior notes on the condensed consolidated balance sheets. See “Note 10 - Convertible Senior Notes” for additional disclosure regarding the Cash Notes and Exchange Notes.

Term C Loan and Term C Loan Warrants

On February 28, 2022, Crestview Partners contributed $10.0 million in Term C Loans to the Company. As of June 30, 2022, the carrying value of the Term C Loan owed to Crestview Partners was $7.5 million, which is included in long-term debt on the condensed consolidated balance sheet. In connection with the entry into the Term C Loan, Crestview received 6,976,744 February 2022 Warrants.

U.S. WELL SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except shares and per share amounts, or where otherwise noted)

On March 1, 2022, David Matlin contributed $1.0 million in Term C Loans to the Company. As of June 30, 2022, the carrying value of the Term C Loan owed to David Matlin was $0.8 million, which is included in long-term debt on the condensed consolidated balance sheet. In connection with the entry into the Term C Loan, David Matlin received 697,674 March 2022 Warrants.

See “Note 9 - Warrants” and “Note 11 - Debt” for additional disclosure regarding the Term C Loan and Term C Loan Warrants.

NOTE 18 - SUBSEQUENT EVENTS

Equipment Financing

On July 18, 2022, the Company and USWS LLC entered into a $12.5 million promissory note (the “Equify Note”) with Equify Financial, LLC, as lender, which matures on August 1, 2027. The Company intends to use the proceeds to fund capital expenditures related to its newbuild Nyx Clean Fleets®.

The Equify Note is payable in equal monthly installments of principal in the amount of $0.2 million, together with all accrued and unpaid interest on the outstanding principal balance of the Equify Note, commencing on September 1, 2022 and continuing thereafter until the maturity date, and bears interest at a rate per annum equal to the lesser of (i) the sum of (A) “prime rate” as published in the Wall Street Journal from time to time plus (B) 9.25%, and (ii) the maximum amount of interest allowed by applicable law. The Equify Note is secured by specific equipment collateral.

The Wilks Parties hold a controlling interest in Equify Financial, LLC.

Reverse Stock Split

On August 4, 2022, the Company effected a 1-for-6 reverse split of its Class A common stock. All owners of record as of August 4, 2022 received one issued and outstanding share of the Company’s Class A common stock in exchange for six outstanding shares of the Company’s Class A common stock. See “Note 2 - Significant Accounting Policies” for additional disclosure regarding the reverse stock split.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events, conditions and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plans,” “may,” “should,” “would,” “foresee,” or the negative thereof. The absence of these words, however, does not mean that these statements are not forward-looking. These statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include the inability to consummate the proposed merger with ProFrac Holding Corp. (the “Merger”); the diversion of resources and disruptions to our business due to the proposed Merger; the effects of the proposed Merger on the interests of various constituents; geological, operating and economic factors and changes in prices and market conditions, including changes in expected or realized oil and gas prices and demand for oilfield services and changes in supply or demand for maintenance, repair and operating products, equipment and service; the effectiveness of management's strategies and decisions; our ability to obtain financing, raise capital and continue as a going concern; our ability to implement our internal growth and acquisition growth strategies; general economic and business conditions specific to our primary customers; our ability to collect accounts receivable; compliance with our debt agreements and equity-related securities; volatility in market prices; our ability to satisfy the continued listing requirements of Nasdaq with respect to our Class A common stock and warrants or to cure any continued listing standard deficiency with respect thereto; changes in government regulations; our ability to effectively integrate businesses we may acquire; new or modified statutory or regulatory requirements; availability of materials and labor; inability to obtain or delay in obtaining government or third-party approvals and permits; non-performance by third parties of their contractual obligations; unforeseen hazards such as natural disasters, catastrophes and severe weather conditions, including floods, hurricanes and earthquakes; public health crises, such as a pandemic, including the COVID-19 pandemic and new and potentially more contagious variants of COVID-19; acts of war or terrorist acts and the governmental or military response thereto; and cyber-attacks adversely affecting our operation. This Quarterly Report identifies other factors that could cause such differences. There can be no assurance that these are all of the factors that could cause actual results to vary materially from the forward-looking statements. Factors that could cause or contribute to such differences also include, but are not limited to, those discussed in our filings with the SEC, including under “Risk Factors” in this Quarterly Report and in our Annual Report. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We assume no obligation and do not intend to update these forward-looking statements. Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “USWS,” “we,” or “our” shall mean U.S. Well Services, Inc. and its subsidiaries.

Overview

We provide pressure pumping services in oil and natural gas basins. Our Clean Fleet® electric fleets are among the most reliable and highest performing fleets in the industry, with the capability to meet the most demanding pressure and pump rate requirements. In May 2021, we announced the next generation of our Clean Fleet® technology with the unveiling of our newly designed Nyx Clean Fleet®. Our first newbuild Nyx Clean Fleet® commenced pressure pumping operations in July 2022.

We operate in many of the active shale and unconventional oil and natural gas basins of the United States and our clients benefit from the performance and reliability of our equipment and personnel. Specifically, all our fleets operate on a 24-hour basis and have the ability to withstand high utilization rates, which results in more efficient operations. Our senior management team has extensive industry experience providing pressure pumping services to exploration and production companies across North America. Since announcing our commitment to becoming an all-electric pressure pumping services provider in May 2021, we have sold most of our legacy, diesel-powered pressure pumping equipment. We have retained some of our legacy, diesel-powered pressure pumping equipment for use during our transition to support our electric fleets and bridge the time gap between our customers' current service needs and the deployment of our newbuild Nyx Clean Fleets®. We expect to continue phasing out our remaining conventional fleet operations as we take delivery of our newbuild Nyx Clean Fleets®.

Proposed Merger with ProFrac

On June 21, 2022, USWS, ProFrac Holding Corp. (“ProFrac”), and Thunderclap Merger Sub I, Inc., an indirect subsidiary of ProFrac, entered into an agreement and plan of merger (the “Merger Agreement”) to acquire USWS in a stock-for-stock transaction with an exchange ratio of 0.3366 shares of ProFrac Class A common stock for each share of USWS Class A common stock (the “Merger”). The Merger is expected to be completed in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions, including the approval of our stockholders. See “Note 1 - Description of Business” in the Notes to Condensed Consolidated Financial Statements for additional details on the proposed Merger with ProFrac.

We have agreed to operate our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the proposed Merger, subject to specific exceptions set forth in the Merger Agreement and have agreed to certain other customary restrictions on operations, as set forth in the Merger Agreement.

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

The following table presents our cost of services for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Labor	$17,352	$24,003	$30,532	$47,689
Maintenance	9,027	14,916	14,146	31,511
Power generation equipment rentals	8,944	-	17,436	-
Materials	5,092	3,873	8,551	10,903
Transportation	2,314	3,220	4,262	6,259
Other (1)	12,480	13,240	21,005	25,521
Cost of services	$55,209	$59,252	$95,932	$121,883

(1)
Other consists of fuel, lubes, other equipment rentals, travel and lodging costs for our crews, site safety costs and other costs incurred in performing our operating activities.

Significant Trends

Our revenues and operating costs remained lower in the second quarter of 2022 versus the second quarter of 2021, as we continued to experience a lower average active fleet count resulting from our ongoing exit from the diesel pressure pumping market. However, we expect to see our average active fleet count increase throughout the remainder of the 2022 as we begin taking delivery of our newbuild Nyx Clean Fleets® and deploying these fleets to the field. During the second quarter of 2022, we continued to be impacted by tightness in the labor market and inflation across our supply chain. As a result of these conditions, we experienced an increase in personnel costs, higher third-party service costs and price increases for a variety of goods driven by rising prices for underlying commodities such as oil, nickel, and steel.

We believe the current market backdrop is favorable for our business. During the second quarter of 2022, WTI crude oil and Henry Hub natural gas prices averaged $108.55 per barrel and $7.49 per MMBtu, respectively, as compared to $95.01 per barrel and $4.59 per MMBtu in the first quarter of 2022. The resulting demand for pressure pumping services, driven by improving commodity prices, significantly reduced the available supply of pressure pumping equipment and crews, as well as the availability of ancillary goods and services. As a result, pricing for pressure pumping services has increased substantially relative to average levels experienced during the first quarter of 2022. The rising cost for diesel fuel is also creating a material cost differential between conventional hydraulic fracturing fleets and all-electric fleets that do not require any diesel fuel for power. We believe this dynamic will continue to drive demand for our electric fleets and provide an opportunity to capture premium pricing as compared to prevailing market prices for diesel-powered, conventional fleets.

Results of Operations

Three months ended June 30, 2022, compared to the three months ended June 30, 2021

(in thousands, except percentages)

	Three Months Ended June 30,
	2022	% (1)	2021	% (1)	Variance	% Variance
Revenue	$68,764	100.0%	$78,799	100.0%	$(10,035)	(12.7)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	55,209	80.3%	59,252	75.2%	(4,043)	(6.8)%
Depreciation and amortization	5,877	8.5%	9,836	12.5%	(3,959)	(40.3)%
Selling, general and administrative expenses	9,406	13.7%	7,214	9.2%	2,192	30.4%
Litigation settlement	-	0.0%	35,000	44.4%	(35,000)	100.0%
Gain on disposal of assets	(76)	(0.1)%	(545)	(0.7)%	469	(86.1)%
Loss from operations	(1,652)	(2.4)%	(31,958)	(40.6)%	30,306	*(2)
Interest expense, net	(9,562)	(13.9)%	(7,333)	(9.3)%	(2,229)	30.4%
Change in fair value of warrant liabilities	1,577	2.3%	(136)	(0.2)%	1,713	*(2)
Patent license sales	-	0.0%	22,500	28.6%	(22,500)	100.0%
Loss on extinguishment of debt, net	-	0.0%	(839)	(1.1)%	839	(100.0)%
Other income	302	0.4%	23	0.0%	279	*(2)
Income tax benefit	-	0.0%	(27)	(0.0)%	27	*(2)
Net loss	$(9,335)	(13.6)%	$(17,716)	(22.5)%	$8,381	(47.3)%

(1)
As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)
Not meaningful.

Revenue. The decrease in revenue was primarily attributable to a lower active fleet count in the second quarter of 2022 compared to the prior comparable period as we began to transition to an all-electric pressure pumping service provider in May 2021. As of the end of the first quarter of 2022, we had sold most of our diesel-powered pressure pumping equipment. For the three months ended June 30, 2022, our average active fleet count decreased to 6.0 fleets compared to 9.3 fleets in the prior comparable period. Additionally, during the second quarter of 2022, a larger portion of our customers elected to self-source proppant, chemicals and trucking services as compared to the prior comparable period.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization, was attributable to the decrease in variable costs as activity was reduced with a lower number of active fleets in the second quarter of 2022 compared to the prior comparable period. This was offset by costs associated with procuring third-party power generation services as we transitioned away from owning power generation assets starting in October 2021, as well as rising inflation across the rest of our supply chain.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the sale of most of our diesel-powered pressure pumping equipment during the second half of 2021.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to an increase in legal fees related to patents and higher payroll costs, which were partly offset by the reversal of $3.1 million share-based compensation expense due to forfeitures of certain unvested restricted stock.

Litigation settlement. We were named as a defendant in a lawsuit filed in January 2019 by a vendor alleging that we breached a multi-year contract. In June 2021, following entry of the final judgement by the court in favor of the vendor, we entered into a settlement agreement whereby we paid $35.0 million in cash.

Loss (gain) on disposal of assets. The amount of gain or loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our pressure pumping equipment, such as wellbore pressure and rate of barrels pumped per minute, which impacts the timing of disposals of our pump components. Additionally, during the three months ended June 30, 2021, we recognized a gain associated with the sale of property and equipment.

Interest expense, net. The increase in interest expense was primarily attributable to the interest associated with the Convertible Senior Notes issued during the second quarter of 2021 and interest on our Senior Secured Term Loan during the second quarter of 2022.

Patent license sales. On June 24, 2021, we issued a Convertible Senior Note in the principal amount of $22.5 million that was convertible into the License Agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and we entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric fleets using our patented Clean Fleet® technology. Upon entry into the License Agreement, we sold three licenses to build and operate three electric fleets, each valued at $7.5 million.

Loss on extinguishment of debt. During the three months ended June 30, 2021, we recognized a loss on extinguishment of debt for the unamortized debt discount and issuance costs and prepayment fees associated with the early repayment of our Senior Secured Term Loan.

Six months ended June 30, 2022, compared to the six months ended June 30, 2021

(in thousands, except percentages)

	Six Months Ended June 30,
	2022	% (1)	2021	% (1)	Variance	% Variance
Revenue	$109,914	100.0%	$155,057	100.0%	$(45,143)	(29.1)%
Costs and expenses:
Cost of services (excluding depreciation and amortization)	95,932	87.3%	121,883	78.6%	(25,951)	(21.3)%
Depreciation and amortization	11,577	10.5%	20,942	13.5%	(9,365)	(44.7)%
Selling, general and administrative expenses	17,778	16.2%	14,604	9.4%	3,174	21.7%
Litigation settlement	-	0.0%	35,000	22.6%	(35,000)	100.0%
Loss on disposal of assets	2,980	2.7%	1,891	1.2%	1,089	57.6%
Loss from operations	(18,353)	(16.7)%	(39,263)	(25.3)%	20,910	* (2)
Interest expense, net	(17,530)	(15.9)%	(13,516)	(8.7)%	(4,014)	29.7%
Change in fair value of warrant liabilities	831	0.8%	(7,287)	(4.7)%	8,118	*(2)
Patent license sales	-	0.0%	22,500	14.5%	(22,500)	100.0%
Loss on extinguishment of debt	(1,651)	(1.5)%	(839)	(0.5)%	(812)	96.8%
Other income	1,623	1.5%	52	0.0%	1,571	* (2)
Income tax benefit	-	0.0%	(27)	(0.0)%	27	* (2)
Net loss	$(35,080)	(31.9)%	$(38,326)	(24.7)%	$3,246	* (2)

(1)
As a percentage of revenues. Percentage totals or differences in the above table may not equal the sum or difference of the components due to rounding.
(2)
Not meaningful.

Revenue. The decrease in revenue was primarily attributable to a lower active fleet count during the six months ended June 30, 2022 compared to the prior comparable period as we began to transition to an all-electric pressure pumping service provider in May 2021. As of the end of the first quarter of 2022, we had sold most of our diesel-powered pressure pumping equipment. For the six months ended June 30, 2022, our average active fleet count decreased to 5.3 fleets compared to 9.7 fleets in the prior comparable period. Additionally, during the first half of 2022, revenue from proppant, chemicals and trucking services were lower compared to the prior comparable period.

Cost of services, excluding depreciation and amortization. The decrease in cost of services, excluding depreciation and amortization, was attributable to the decrease in variable costs as activity was reduced with a lower number of active fleets in the first half of 2022 compared to the prior comparable period. This was offset by costs associated with procuring third-party power generation services as we transitioned away from owning power generation assets starting in October 2021.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to the sale of most of our diesel-powered pressure pumping equipment during the second half of 2021.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily attributable to an increase in legal fees related to patents and higher payroll costs, which were partly offset by the reversal of $3.1 million share-based compensation expense due to forfeitures of certain unvested restricted stock.

Litigation settlement. We were named as a defendant in a lawsuit filed in January 2019 by a vendor alleging that we breached a multi-year contract. In June 2021, following entry of the final judgement by the court in favor of the vendor, we entered into a settlement agreement whereby we paid $35.0 million in cash.

Loss on disposal of assets. The amount of gain or loss on disposal of assets fluctuates period over period due to differences in the operating conditions of our pressure pumping equipment, such as wellbore pressure and rate of barrels pumped per minute, which impacts the timing of disposals of our pump components. The gain or loss on disposal of assets was offset by the sale of property and equipment which commenced in the second quarter of 2021 through the first quarter of 2022.

Interest expense, net. The increase in interest expense was primarily attributable to the interest associated with the Convertible Senior Notes issued during the second quarter of 2021 and the Senior Secured Term Loan in the first half of 2022.

Patent license sales. On June 24, 2021, we issued a Convertible Senior Note in the principal amount of $22.5 million that was convertible into the License Agreement. On June 29, 2021, the holder exercised its right to convert the Convertible Senior Note in full and we entered into the License Agreement, which provides the licensee a five-year option to purchase up to 20 licenses to build and operate electric fleets using our patented Clean Fleet® technology. Upon entry into the License Agreement, we sold three licenses to build and operate three electric fleets, each valued at $7.5 million.

Loss on extinguishment of debt. We recognized a loss on extinguishment of debt for the unamortized debt discount and issuance costs and prepayment fees associated with the early repayment of our Senior Secured Term Loan.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity and capital resources have historically been cash, cash flow generated from operating activities, proceeds from the issuance of debt or equity and borrowings under our ABL Credit Facility. As of June 30, 2022, our total liquidity was $35.9 million, consisting of $18.0 million of cash and restricted cash and $17.9 million of availability under our ABL Credit Facility.

Our short-term and long-term liquidity requirements consist primarily of capital expenditures, payments of contractual obligations, including debt service obligations and working capital.

We believe that our current cash position, current and expected working capital balances, favorable cash interest payment terms under our Senior Secured Term Loan Agreement, availability under our ABL Credit Facility, proceeds received from issuance of debt or equity, and other anticipated sources of credit will be sufficient to satisfy cash requirements associated with our existing operations, capital expenditures and contractual obligations for the next twelve months. Although there is no assurance, we plan to satisfy our long-term financial obligations through operating cash flows that we could generate as we increase our number of working fleets with our planned additions of Nyx Clean Fleets® and additional financing as our long-term financial obligations mature.

Sources of Cash

On July 18, 2022, we entered into a $12.5 million promissory note (the “Equify Note”) with Equify Financial, LLC, as lender, which matures on August 1, 2027. We intend to use the proceeds to fund capital expenditures related to our newbuild Nyx Clean Fleets®.

During the first quarter of 2022, we raised approximately $68.4 million of gross proceeds from the issuance of $46.9 million common equity through a registered direct offering and under the 2020 ATM Agreement and borrowings of $21.5 million under the last-out senior secured term loan (the “Term C Loan”). We used the proceeds for general working capital, including the funding of capital expenditures related to our newbuild Nyx Clean Fleets®.

Registered Direct Offering. On March 11, 2022, we completed a registered direct offering of 2,363,396 shares of Class A common stock and 14,180,375 RDO Investor Warrants for gross proceeds of approximately $25.0 million, before deducting placement agent fees and other offering expenses. We used the net proceeds for working capital purposes, including the funding of certain capital expenditures.

2020 ATM Agreement. During the six months ended June 30, 2022, we sold 1,627,991 shares of Class A common stock for total net proceeds of $21.3 million and paid $0.6 million in commissions under the 2020 ATM Agreement. Since inception on June 26, 2020 through April 26, 2022, we sold a total of 2,514,351 shares of Class A common stock under the 2020 ATM Agreement for total net proceeds of $36.4 million and paid $1.1 million in commissions.

Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$3,559	$(28,371)
Investing activities	(30,999)	(16,288)
Financing activities	36,324	97,460

Operating Activities. Net cash provided by (used in) operating activities primarily represents the results of operations exclusive of non-cash expenses, including depreciation, amortization, provision for losses on accounts receivable and inventory, interest, impairment losses, (gains) losses on disposal of assets, changes in fair value of warrant liabilities, loss on extinguishment of debt and share-based compensation and the impact of changes in operating assets and liabilities. Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2022 primarily due to cash flows generated during the second quarter of 2022 as we began to deploy additional fleets.

Net cash used in operating activities was $28.4 million for the six months ended June 30, 2021, primarily attributable to the litigation settlement of $35.0 million and $3.0 million of working capital payments using proceeds from our USDA Loan.

Investing Activities. Net cash used in investing activities decreased by $14.7 million from the prior corresponding period, primarily related to an increase in purchases of property and equipment related to growth capital expenditures. Net cash used in investing activities was $31.0 million for the six months ended June 30, 2022, primarily due to $48.3 million in purchases of property and equipment, consisting primarily of growth capital expenditures. This was offset by $5.3 million in proceeds from the sale of property and equipment and $12.0 million of insurance proceeds related to damaged property and equipment.

Net cash used in investing activities was $16.3 million for the six months ended June 30, 2021, primarily due to $24.8 million in purchases of property and equipment, related to maintaining and supporting our existing pressure pumping equipment and payments made to replace damaged property and equipment. This was offset by $6.4 million of insurance proceeds related to damaged property and equipment and $2.1 million of proceeds from the sale of property and equipment.

Financing Activities. Net cash provided by financing activities was $36.3 million for the six months ended June 30, 2022, primarily attributable to gross proceeds of $68.4 million from the issuance of long-term debt, common stock and warrants, offset in part by $19.0 million of payments on our Senior Secured Term Loan, $7.2 million of net payments on our ABL Credit Facility and debt issuance costs of $1.1 million.

Net cash provided by financing activities was $97.5 million for the six months ended June 30, 2021, primarily attributable to $86.5 million of proceeds from the issuance of Convertible Senior Notes, net borrowings of $10.0 million on our ABL Credit Facility, $5.4 million of net proceeds from notes payable and net proceeds of $13.6 million from the issuance of common stock, offset in part by $12.6 million of payments on our Senior Secured Term Loan and debt issuance costs of $6.6 million.

Contractual Cash Obligations and Other Commitments

Our material cash commitments from known contractual and other obligations consist primarily of debt service obligations, including interest, operating and finance leases, and purchase commitments.

Senior Secured Term Loan. As of June 30, 2022, the outstanding principal balance of our Term A and Term B Loan (collectively the “Senior Secured Term Loan”) was $102.8 million, of which $8.8 million is due within one year. The Senior Secured Term Loan matures on December 5, 2025. As of June 30, 2022, we were in compliance with all of the covenants under our Senior Secured Term Loan.

The Senior Secured Term Loan interest rate was 0.0% for the first quarter of 2022 and an interest rate of (i) 1.0% per annum in cash and (ii) 4.125% per annum PIK interest from April 1, 2022 through December 31, 2022. The Senior Secured Term Loan requires quarterly principal payments of $1.25 million until March 31, 2023 and $5.0 million from June 30, 2023 through September 30, 2025, with final payment due at maturity.

Term C Loan. As of June 30, 2022, the outstanding principal balance of our Term C Loan was $22.5 million and matures on December 5, 2025. Our Term C Loan has a PIK interest rate of 14.0% and contains provisions with up to a 100% premium payable upon any repayment, prepayment or acceleration. As of June 30, 2022, we were in compliance with all of the covenants under our Term C Loan.

ABL Credit Facility. All borrowings under our ABL Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties and certifications regarding sales of certain inventory, and to a borrowing base. As of June 30, 2022, we had an outstanding balance of $7.0 million on our ABL Credit Facility. The ABL Credit Facility matures on April 1, 2025. As of June 30, 2022, we were in compliance with all of the covenants under our ABL Credit Facility.

Purchase Commitments. We have entered into purchase agreements and placed orders for equipment related to the buildout of our Nyx Clean Fleets®. As of June 30, 2022, we have purchase commitments of $16.3 million for the remainder of 2022, which is included in our 2022 growth capital expenditures below, and $16.4 million due in 2023, under these agreements and purchase orders.

Capital Expenditures. Our business requires continual investments to upgrade or enhance existing property and equipment and to ensure compliance with safety and environmental regulations. Capital expenditures primarily relate to maintenance capital expenditures, growth capital expenditures and fleet enhancement capital expenditures. Maintenance capital expenditures include expenditures needed to maintain and to support our current operations. Growth capital expenditures include expenditures for additional fleets that generate incremental distributable cash flow. Fleet enhancement capital expenditures include expenditures on new equipment related to technology enhancements to existing fleets that increase the productivity of the fleet.

During the six months ended June 30, 2022, our capital expenditures was $48.3 million. We currently expect that growth capital expenditures, on an accrual basis, will be approximately $65 million to $85 million for the remainder of 2022, primarily related to the buildout of our four new Nyx Clean Fleets® and associated equipment. Capital expenditures for growth and fleet enhancement initiatives are discretionary. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on several factors, including expected industry activity levels and company initiatives.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the quarter ended June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The proposed Merger, including uncertainty regarding its consummation, subjects us to various risks and uncertainties that could have a material adverse effect on our business, financial condition and reputation, including:

•
The efforts and costs to satisfy the closing conditions of the proposed Merger may place a significant burden on management and internal resources.
•
We could find it more difficult to attract, retain and motivate key personnel during the pendency of the proposed Merger. Such personnel may perceive uncertainty regarding their future roles in our Company following the consummation of the proposed Merger.
•
Customers, vendors and other third parties with whom we have business relationships could seek to modify, or could elect to not extend, their relationships with us. Such third parties may perceive uncertainty regarding our business following the consummation of the proposed Merger.
•
We and our directors and officers could be subject to litigation related to the proposed Merger. Regardless of merit and outcome, lawsuits could require us to incur significant expenses, disrupt our operations and divert management’s time and resources.
•
We have incurred, and expect to incur, legal, insurance, advisory and other transaction fees and expenses in connection with the proposed Merger. Such costs could increase significantly if there are delays in the consummation of the proposed Merger.
•
If the Merger Agreement is terminated under certain specified circumstances, we could be required to pay an $8.0 million fee, which would reduce our working capital and liquidity.
•
The consummation of the proposed Merger is subject to the satisfaction of a number of conditions, some of which are beyond our control, including approval by our stockholders. There can be no assurance that the proposed Merger will be consummated on the expected timeline, if at all. If the proposed Merger is not completed, or is not completed on the expected timeline, the price of our securities could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of June 21, 2022, by and among U.S. Well Services, Inc., ProFrac Holding Corp. and Thunderclap Merger Sub I, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 27, 2022) @.

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

10.1

Equity Distribution Agreement, dated April 26, 2022, between U.S. Well Services, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-264494), filed with the SEC on April 26, 2022).

10.2

Separation and Release Agreement dated as of April 30, 2022 by and between U.S. Well Services, Inc. and Joel Broussard (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 4, 2022).

10.3

Separation and Release Agreement dated as of April 30, 2022 by and between U.S. Well Services, Inc. and Matt Bernard (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 4, 2022).

10.4

Restricted Stock Unit Award dated as of April 30, 2022 by and between U.S. Well Services, Inc. and Joel Broussard (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 4, 2022).

10.5

First Amendment to Employment Agreement dated effective as of April 30, 2022 by and between U.S. Well Services, Inc. and Kyle O’Neill (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 4, 2022).

10.6

First Amendment to Employment Agreement dated effective as of April 30, 2022 by and between U.S. Well Services, Inc. and Josh Shapiro (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on May 4, 2022).

10.7

Form of First Amendment to the Series A Certificate of Designations (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 27, 2022).

10.8

Form of First Amendment to Convertible Senior Secured (Third Lien) PIK Note (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 27, 2022).

10.9

Letter Agreement, dated June 21, 2022, by and among the Company, the other Loan Parties party thereto, and the Term Loan C Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 27, 2022).

10.10	Form of Amendment to Performance Award Agreement (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 001-38025), filed with the SEC on June 27, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

@ The schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2022.

U.S. WELL SERVICES, INC.

By:

/s/ Kyle O’Neill
Name:	Kyle O’Neill
Title:	President, Chief Executive Officer, and Director

/s/ Josh Shapiro
Name:	Josh Shapiro
Title:	Chief Financial Officer